Form 10-Q
period 2011-06-30
EVERTEC, Inc.
filed 2011-08-15
CIK 1517783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 333-173504

EVERTEC, Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0449729
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Cupey Center Building, Road 176, Kilometer 1.3, San Juan, Puerto Rico	00926
(Address of principal executive offices)	(Zip Code)

(787) 759-9999

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At August 12, 2011, there were 100 outstanding shares of common stock of EVERTEC, Inc.

FORWARD-LOOKING STATEMENTS

Certain statements in this Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•

our high level of indebtedness and restrictions contained in our debt agreements, including our senior secured credit facilities and the indenture governing the notes, as well as debt that could be incurred in the future;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits;

•	our reliance on our relationship with Popular for a significant portion of our revenues and with Banco Popular to grow our Merchant Acquiring business;

•	our ability to renew our client contracts on terms favorable to us;

•

our dependence on our processing systems, technology infrastructure, security systems and fraudulent payment detection systems, as well as on our personnel and certain third parties with whom we do business;

•	our ability to develop, install and adopt new software, technology and computing systems;

•	a decreased client base due to consolidations and failures in the financial services industry;

•	the credit risk of our merchant clients, for which we may also be liable;

•	the continuing market position of the ATH network despite competition and potential shifts in consumer payment preferences;

•	our dependence on credit card associations, including any adverse changes in credit card association or network rules or fees;

•	changes in the regulatory environment and changes in international, legal, political, administrative or economic conditions;

•	the geographical concentration of our business in Puerto Rico;

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	our ability to execute our geographic expansion and acquisition strategies;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with federal, state and local regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

i

•	our separation from Popular, transition to an independent company and ability to operate as a stand-alone entity; and

•	other factors discussed in this Report, including in the section entitled “Risk Factors.”

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Risk Factors,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report and in the Company’s registration statement on Form S-4 which was declared effective by the Securities and Exchange Commission (“SEC”) on August 2, 2011 (the “Registration Statement”). These forward-looking statements speak only as of the date of this Report, and we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERTEC, Inc. (Unaudited) Consolidated (Successor) Balance Sheets

(Dollar amounts in thousands)

	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash	$31,678	$55,699
Restricted cash	5,055	5,600
Accounts receivable, net	53,648	62,578
Prepaid expenses and other assets	16,119	16,611
Deferred project costs	1,879	918

Total current assets	108,379	141,406
Investments in equity investees	12,509	—
Property and equipment, net	40,881	43,689
Goodwill	377,276	376,381
Other intangible assets, net	472,475	490,616
Other long-term assets	25,590	29,964

Total assets	$1,037,110	$1,082,056

Liabilities and stockholder’s equity
Current Liabilities:
Accrued liabilities	$34,002	$40,951
Accounts payable	12,883	17,707
Unearned income	363	316
Income tax payable	4,453	3,251
Current portion of long-term debt	3,550	3,550
Deferred tax liability, net	10,294	16,021

Total current liabilities	65,545	81,796
Long-term debt	529,688	558,623
Long-term deferred tax liability, net	86,797	112,885
Other long-term liabilities	898	2,228

Total liabilities	682,928	755,532
Commitments and contingencies (Note 12)
Stockholder’s equity
Preferred stock (Par value $1.00; 0.5 million shares authorized; none issued)	—	—
Common stock (Par value $1.00; 2.5 million shares authorized; 100 shares issued and outstanding)	—	—
Additional paid-in capital	325,897	325,483
Retained earnings	27,013	1,183
Accumulated other comprehensive income (loss)	1,272	(142)

Total stockholder’s equity	354,182	326,524

Total liabilities and stockholder’s equity	$1,037,110	$1,082,056

The accompanying notes are an integral part of these unaudited financial statements.

EVERTEC, Inc. (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Statements of Income

(Dollar amounts in thousands)

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Revenues
Transaction processing (from affiliates: $8,569, $5,587, $16,869 and $11,238)	$20,759	$19,074	$41,010	$36,853
Merchant acquiring, net (Note 9)	14,719	13,510	29,467	25,816
Business solutions (from affiliates: $30,267, $27,626, $60,918 and $55,487)	40,729	36,194	79,236	72,003

Total revenues	76,207	68,778	149,713	134,672

Operating costs and expenses
Cost of revenues	34,910	35,888	70,040	70,852
Selling, general and administrative expenses	9,177	6,543	17,762	11,739
Depreciation and amortization	17,092	6,424	34,464	12,346

Total operating costs and expenses	61,179	48,855	122,266	94,937

Income from operations	15,028	19,923	27,447	39,735

Non-operating (expenses) income
Interest income	145	152	459	330
Interest expense	(13,754)	(21)	(27,876)	(57)
Earnings of equity method investments	256	1,120	256	2,264
Other (expenses) income	(93)	2,278	(3,979)	2,276

Total non-operating (expenses) income	(13,446)	3,529	(31,140)	4,813

Income (loss) before income taxes	1,582	23,452	(3,693)	44,548
Income tax (benefit) expense	(477)	8,357	(29,523)	16,218

Net income from continuing operations	2,059	15,095	25,830	28,330
Net loss from discontinued operations	—	(272)	—	(1,186)

Net income	$2,059	$14,823	$25,830	$27,144

The accompanying notes are an integral part of these unaudited financial statements.

EVERTEC, Inc. (Unaudited) Consolidated (Successor) Statement of Changes in Stockholder’s Equity and Comprehensive Income

(Dollar amounts in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Equity

Balance at December 31, 2010	100	$—	$325,483	$1,183	$(142)	$326,524
Share-based compensation recognized			414			414
Net income				25,830		25,830
Other comprehensive income
Foreign currency translation arising during the period					1,414	1,414

Total comprehensive income						27,244

Balance at June 30, 2011	100	$—	$325,897	$27,013	$1,272	$354,182

The accompanying notes are an integral part of these unaudited financial statements.

EVERTEC, Inc. (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Statements of Cash Flows

(Dollar amounts in thousands)

	Successor	Predecessor
	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flows from operating activities from continuing operations
Net income	$25,830	$27,144
Net loss from discontinued operations	—	(1,186)

Net income from continuing operations	25,830	28,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,464	12,346
Amortization of debt issue costs and accretion of discount	5,340	—
Provision (recovery) for doubtful accounts and sundry losses	511	(1,019)
Deferred tax (benefit) expense	(31,929)	571
Share-based compensation	414	—
Realized loss on derivative	1,399	—
Loss on disposition of property and equipment	35	—
Gain on sale of equity method investment	—	(2,276)
Equity in earnings of investee	(256)	(2,264)
Dividend received from equity investee	738	—
Prepayment penalty related to debt refinancing	(3,387)	—
(Increase) decrease in assets:
Accounts receivable, net	10,465	(8,696)
Prepaid expenses and other assets	(4,259)	(2,988)
Deferred project costs	(961)	181
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(11,967)	2,703
Income tax payable	1,225	257
Unearned income	47	(106)
Other long-term liabilities	(1,330)	(40)

Total adjustments	549	(1,331)

Net cash provided by operating activities from continuing operations	26,379	26,999

Cash flows from investing activities from continuing operations
Net decrease in restricted cash	545	6
Net decrease in short-term investments	—	25,161
Intangible assets acquired	(8,943)	(10,752)
Property and equipment acquired	(4,739)	(9,176)
Proceeds from sales of property and equipment	106	—
Acquisition of an equity method investee	(9,244)	—
Proceeds from sale of equity method investment	—	7,509

Net cash (used in) provided by investing activities from continuing operations	(22,275)	12,748

Cash flows from financing activities from continuing operations
Repayment of long-term debt	(28,125)	(1,413)
Dividends paid	—	(31,000)
Net distributions to an affiliate	—	(7,972)

Net cash used in financing activities from continuing operations	(28,125)	(40,385)

Cash flows from discontinued operations
Net cash provided by discontinued operating activities	—	802

Net cash provided by discontinued operations	—	802

Net (decrease) increase in cash	(24,021)	164
Cash at beginning of the period from continuing operations	55,699	11,891

Cash at end of the period from continuing operations	$31,678	$12,055

Supplemental disclosure of non-cash activities:
Net assets received from parent in the form of capital contribution	$—	$5,565
Software packages acquired through a financing agreement	—	1,813
Translation adjustment	1,414	650

The accompanying notes are an integral part of these unaudited financial statements.

Notes to (Unaudited) Consolidated (Successor) and Combined (Predecessor) Financial Statements

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

Note 1 – The Company and Summary of Significant Accounting Policies

The Company

EVERTEC, Inc. and its subsidiaries (collectively the “Company”, “EVERTEC”, “we”, “our” or “us”) are a diversified processing business, offering transaction and payment processing, merchant acquiring and processing and other related services in Puerto Rico and certain countries within the Caribbean and Latin America. We own and operate the ATH network, the leading debit payment and automatic teller machine (“ATM”) network in Puerto Rico. Our products and services include point-of-sale (“POS”) processing, network and switch services, automated teller machine driving services, core bank processing, business process outsourcing solutions, technology infrastructure management, financial services applications and merchant acquiring services. Our Merchant Acquiring business is the largest merchant acquirer in Puerto Rico, and the fifth largest in Latin America, providing an end-to-end electronic payment offering to over 16,000 merchants. EVERTEC’s subsidiaries include Sense Software International Corp. (“Sense”), EVERTEC Dominicana S.A., EVERTEC Latinoamérica, S.A., ATH Costa Rica, S.A. (“ATH CR”) and T.I.I. Smart Solutions, Inc.

On June 30, 2010, Popular, Inc. (“Popular”), EVERTEC, and two newly formed subsidiaries of a fund managed by an affiliate of Apollo Global Management, LLC (“Apollo”), AP Carib Holdings, Ltd. (“AP Carib”) and Carib Acquisition, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger pursuant to which, on September 30, 2010, Merger Sub was merged with and into EVERTEC (the “Merger”). Immediately after the effective time of the Merger on September 30, 2010, AP Carib and Popular contributed their respective shares of EVERTEC capital stock to Carib Holdings, Inc. (“Carib Holdings”) in exchange for shares of Carib Holdings voting capital stock. Following that contribution, EVERTEC became a 100% owned subsidiary of Carib Holdings. Carib Holdings is operated under the control of Apollo, with AP Carib and Popular initially owning 51% and 49%, respectively, of Carib Holdings’ outstanding capital stock, subject to pro rata dilution to the extent that non-voting stock or other securities convertible into non-voting stock and/or derivative securities whose value is derived from such capital stock or non-voting stock are issued to EVERTEC employees, directors or consultants.

Popular and EVERTEC also entered into an Intellectual Property (“IP”) Purchase and Sale Agreement in which Popular agreed to, and caused certain of its subsidiaries to, sell to EVERTEC certain intellectual property, including the trademarks relating to the ATH brand, in exchange for $45.0 million. Banco Popular de Puerto Rico (“Banco Popular”), a wholly owned subsidiary of Popular, also entered into an Independent Sales Organization and Sponsorship Agreement with EVERTEC in which Banco Popular agreed to sponsor EVERTEC as an independent sales organization with various credit card associations. The closing of these transactions was completed on September 30, 2010.

Basis of Presentation

The Merger was closed on September 30, 2010. The accompanying unaudited consolidated balance sheet as of June 30, 2011 and December 31, 2010, respectively, the unaudited consolidated statements of income for the three and six months ended June 30, 2011 and unaudited statement of cash flows and changes in stockholder’s equity for the six month period ended June 30, 2011 were prepared reflecting purchase accounting and other transaction adjustments resulting from the Merger, and are labeled as “Successor”. The accompanying combined unaudited statements of income for the three and six months ended June 30, 2010 and unaudited statements of cash flows for the six months ended June 30, 2010 do not include adjustments or transactions attributable to the Merger, and are labeled as “Predecessor”.

The combined unaudited financial statements of the Predecessor reflect the revenues and expenses directly attributable to the EVERTEC processing operation (“EVERTEC Business Group”), as well as certain allocated corporate services expenses from

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

Popular and its subsidiaries. These corporate services expenses were for support functions such as accounting, finance, legal, public relations, information systems and human resources. The corporate services expenses were allocated based on a percentage of revenues or costs (and not based on actual costs incurred). Management believes that such allocation methodology is reasonable. Following the consummation of the Merger, there is a period of transition during which the Company expects some of these services will continue to be provided by Popular, pursuant to a transition services agreement. Payment processing services to commercial and retail merchants were previously provided by Banco Popular through its merchant acquiring business, until June 30, 2010 when the merchant acquiring business was transferred to EVERTEC. Also, the TicketPop business was conducted at Banco Popular until June 30, 2010 when it was transferred to EVERTEC. The financial results for the period ended June 30, 2010 were prepared on a “carved-out” basis from Popular’s consolidated financial statements.

During the second quarter of 2011, the Company reevaluated the foreign currency translation accounting related to the Merger and identified an error in its previously issued financial statements. As a result, the Company has recorded an out of period adjustment and certain reclassifications to the balance sheet accounts during the second quarter of 2011. The impact of correcting these errors in the prior periods would have increased net income approximately by $68,000 and $64,000 for the year ended December 31, 2010 and the three months ended March 31, 2011, respectively. Also, the correction of these errors in prior periods would have impacted other comprehensive income by $1.4 million, which includes other comprehensive loss of $0.5 million for the year ended December 31, 2010 and other comprehensive income of $1.9 million for the three months ended March 31, 2011, with a related impact mainly in goodwill, among other certain balance sheet accounts. After evaluating the quantitative and qualitative aspects of the misstatements, management has determined that they are not material to the financial statements of the prior periods impacted or current period, and accordingly, has recorded an out of period adjustment in the current period.

Also, a misclassification of goodwill among legal entities was also corrected and reflected in the disclosures included herein (See Note 16).

In the opinion of management, the accompanying unaudited consolidated and combined financial statements, prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), contain all adjustments, all of which are normal and recurring in nature, necessary for a fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the SEC. All of these unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements for the fiscal year ended December 31, 2010, included in the Company’s registration statement on Form S-4 which was declared effective by the SEC on August 2, 2011 (the “Registration Statement”). The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations for the full year or any future period.

Certain reclassifications have been made to the 2010 unaudited combined financial statements and notes to the financial statements to conform with the presentation in 2011.

Note 2 – Recent Accounting Pronouncements

Accounting Standard Update (“ASU”) No. 2011-05 – Comprehensive Income (Topic 220). In June 2011, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2011-05 to provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.

•

In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement.

•

In a two-statement approach, an entity is required to present the components of net income and total net income in the statement of net income (first statement). That statement must be immediately followed by a statement of other comprehensive income that presents the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. But regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.

The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted, because compliance with the amendments is already permitted. Management does not expect the implementation of this standard to have a material effect on the financial statements.

ASU No. 2011-04 – Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. In May 2011, the FASB issued ASU No. 2011-04 to achieve the objective of developing common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”) and improve their understandability. The requirements do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or permitted by other standards within IFRS or GAAP.

The amendments in this Update result in common fair value measurement and disclosure requirements in GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820.

The amendments in ASU 2011-04 change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

•	Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements; and

•	Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

In addition, to improve consistency in application across jurisdictions, some changes in wording were necessary to ensure that GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in GAAP).

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

The amendments in this Update must be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are also effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. Management does not expect the implementation of this standard to have a material effect on the financial statements.

Note 3 – Business Combination

(1) The Merger

The acquisition of EVERTEC by Carib Holdings was accounted for as a business combination using the purchase method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the assets or liabilities. The purchase price allocation could change in subsequent periods, up to one year from the Merger date. Any subsequent changes to the purchase price allocation that result in material changes to the Company’s consolidated financial statements will be adjusted retroactively.

As a result of the Merger consummated on September 30, 2010, goodwill of $376.4 million was recorded on the balance sheet. As of June 30, 2011, goodwill increased to $377.3 million due to foreign currency translation adjustments. Management is in the process of analyzing the information necessary to complete the allocation of goodwill to the corresponding reporting units.

The following unaudited pro forma results of operations assume that the Merger occurred on January 1, 2010, after giving effect to purchase method of accounting adjustments relating to depreciation and amortization of revalued assets, interest expense associated with the senior credit facilities and the senior notes, and other acquisition-related adjustments in connection with the Merger. These unaudited pro forma results exclude transaction costs incurred in connection with the Merger. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor of the results that may be obtained in the future.

	Predecessor
	Three months ended	Six months ended
(Dollar amounts in thousands)	June 30, 2010	June 30, 2010

Revenues	$69,419	$135,937
Net income	$8,932	$5,011

(2) The Acquisition of an Equity Interest in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”)

The Predecessor financial statements reflect 53.97% and 31.11% of equity interest in CONTADO and Servicios Financieros, S.A. de C.V. (“Serfinsa”), respectively, through September 30, 2010. Such equity interests were owned by a subsidiary of Popular, but were reflected in the Company’s combined Predecessor financial statements because the financial statements were prepared on a carve-out basis.

The parties to the Merger Agreement agreed that the Company would acquire on the Merger closing date up to 53.97% and 31.11% of the equity interests in CONTADO and Serfinsa for cash in the amount of $37.0 million and $0.4 million, respectively, if certain conditions were met. One of the conditions was that the other shareholders of CONTADO and Serfinsa could exercise their right of first refusal (“ROFR”) to purchase all or part of the 53.97% and 31.11% equity interests. The Company did not acquire any equity

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

interest in CONTADO nor Serfinsa on the Merger closing date because the conditions set forth in the Merger Agreement and related agreements had not been satisfied at such date. The Company made a partial payment in the amount of $17.0 million and held back $20.0 million for CONTADO and made a partial payment in the amount of $0.1 million and held back $0.3 million for Serfinsa at the Merger closing date.

On March 31, 2011, after all the other shareholders of CONTADO exercised their ROFR and all conditions required for CONTADO acquisition in the Merger Agreement and related agreements were satisfied, the Company was able to acquire a 19.99% interest in CONTADO from a subsidiary of Popular. Popular paid to the Company $10.8 million, which represented 50% of the after tax proceeds received by Popular from the sale of the 33.98% equity interest in CONTADO not transferred to the Company, and the Company paid to Popular the $20.0 million held back at the Merger closing date. The Company recorded the 19.99% equity interest in CONTADO at $13.0 million, which was the fair value as of March 31, 2011 and accounted for the investment under the equity method of accounting. The purchase price was preliminarily allocated to assets and liabilities based on their estimated fair value market values. The purchase price allocation could change in subsequent periods until it is finalized and it is required to be finalized within one year from the transaction date.

The agreement to purchase the equity interest in CONTADO and the Company’s right to dividends declared or paid by CONTADO during the ROFR period have been treated as freestanding derivatives since the Merger closing date. The derivatives were settled on March 31, 2011. For the six months ended June 30, 2011, the resulting loss of $1.2 million from settlement of the derivatives was recorded on the other expenses caption in the unaudited consolidated statement of income.

On June 29, 2011, all of the Serfinsa shares were sold to the shareholders of Serfinsa in connection with the ROFR. As a result of this transaction, Popular transferred to EVERTEC $0.2 million and EVERTEC transferred to Popular $0.3 million. For the three and six months ended June 30, 2011, the Company recognized a loss of $0.2 million as a result of this transaction.

Note 4 – Investment in Equity Investees

CONTADO is the largest merchant acquirer and ATM network in the Dominican Republic. In the Predecessor period, the investment in a 53.97% equity interest of CONTADO was carried under the equity method of accounting. The equity in CONTADO’s net income recognized in the combined unaudited statements of income for the three and six months ended June 30, 2010 was approximately $0.6 million and $1.3 million, respectively. Serfinsa is primarily engaged in the ATM and POS processing services in the Republic of El Salvador. In the Predecessor period, the investment in a 31.11% equity interest of Serfinsa was carried under the equity method of accounting. The equity in Serfinsa’s net income recognized in the combined statements of income for the three and six months ended June 30, 2010 amounted to $3,656 and $4,573, respectively. As of June 29, 2011, we no longer hold an equity interest in Serfinsa. (See Note 3)

No dividends were received from CONTADO and Serfinsa during the three and six months ended June 30, 2010. Under the terms of the Merger Agreement, the Company retained its right to receive dividends during the ROFR period. During the second quarter of 2011, the Company recorded $0.2 million in equity in CONTADO’s net income and a dividend of $0.7 million. However, no dividends were received from Serfinsa for the three and six months ended June 30, 2011.

In the Predecessor period, EVERTEC held an equity interest of 19.99% in Inmediata Health Group, Corp. (“IHGC”). The equity in IHGC’s net income recognized in the combined unaudited statement of income for the six months ended June 30, 2010 was $2.4 million, which includes a pre-tax gain of $2.3 million related to the sale of the 19.99% ownership in IHGC in April 2010.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

Note 5 – Property and Equipment, net

Property and equipment, net consists of the following:

	Useful life in years
(Dollar amounts in thousands)		June 30, 2011	December 31, 2010

Buildings	30	$2,110	$2,093
Data processing equipment	3 - 5	42,477	37,942
Furniture and equipment	5 - 10	5,968	5,759
Leasehold improvements	5 - 10	547	531

		51,102	46,325

Less - accumulated depreciation and amortization		(11,737)	(4,139)

Depreciable assets, net		39,365	42,186
Land		1,516	1,503

		$40,881	$43,689

Depreciation and amortization expense was $3.7 million and $7.5 million for the three and six months ended June 30, 2011, respectively, and $3.4 million and $6.7 million for the corresponding 2010 periods.

Note 6 – Other Intangible Assets

The changes in the carrying amount of other intangible assets for the six months ended June 30, 2011 and the year ended December 31, 2010 consisted of the following:

(Dollar amounts in thousands)	June 30, 2011
		Gross	Accumulated	Net carrying
	Useful life in years	amount	amortization	amount
Customer relationships	14	$314,097	$(17,030)	$297,067
Trademark	10-14	39,950	(2,598)	37,352
Software packages	3-5	102,239	(17,895)	84,344
Non-compete agreement	15	56,539	(2,827)	53,712

		$512,825	$(40,350)	$472,475

(Dollar amounts in thousands)	December 31, 2010
		Gross	Accumulated	Net carrying
	Useful life in years	amount	amortization	amount
Customer relationships	14	$313,768	$(5,740)	$308,028
Trademark	10-14	39,950	(866)	39,084
Software packages	3-5	93,905	(5,998)	87,907
Non-compete agreement	15	56,539	(942)	55,597

		$504,162	$(13,546)	$490,616

As of June 30, 2011 and December 31, 2010, the Company had accumulated amortization of approximately $40.4 million and $13.5 million, respectively. For the three and six months ended June 30, 2011, the Company recorded amortization expense of $13.4 million and $27.0 million, respectively, compared to $3.0 million and $5.6 million for the corresponding 2010 periods.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

Note 7 – Debt

Senior Secured Credit Facilities:

On March 3, 2011, EVERTEC entered into a credit agreement amendment concerning its existing senior secured credit facility. The amendment did not modify the term or the size of the facility. Under the amended senior secured credit facility:

(i)	The interest rate margins have been reduced from 5.25% to 4.00% per annum on term loans bearing interest at London InterBank Offered Rate (“LIBOR”), from 4.25% to 3.00% per annum on term loans bearing interest at an alternate base rate (“ABR”), from 5.25% to 3.75% per annum on revolving loans bearing interest at LIBOR, and from 4.25% to 2.75% per annum on revolving loans bearing interest at an ABR;

(ii)	The LIBOR floor has been decreased from 1.75% to 1.50% per annum and the ABR floor has been reduced from 2.75% to 2.50% per annum; and

(iii)	The incremental facility under the existing credit agreement has been increased from $115.0 million to the greater of $125.0 million and the maximum principal amount of debt that would not cause EVERTEC’s senior secured leverage ratio to exceed 3.25 to 1.00.

The amendment also modified certain restrictive covenants in the existing senior credit agreement to provide the Company generally with additional flexibility. Among other things, the amendment modified certain financial performance covenants. In connection with the amendment, the Company was required to pay a call premium of $3.5 million. In addition, a prepayment premium will be payable in respect of subsequent refinancing events related to the senior secured term loan, if any, occurring on or prior to September 3, 2011.

The Company evaluated this amendment of the senior credit facility under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and determined that most of these syndicated borrowings were modified. Accordingly, $3.4 million of prepayment penalties for the modified debts were capitalized and was accounted for as an adjustment of interest expense over the remaining term of the debt using the interest method, and $0.2 million of prepayment penalties for the extinguished debts were expensed. In addition, the Company wrote off $0.6 million of debt issuance costs and $0.5 million of a debt discount for the extinguished debts. The Company also expensed $2.1 million of third party fees incurred in connection with the amendment, which was recorded in the other expense caption in the unaudited consolidated statement of income.

On April 7, 2011, the Company repaid $1.7 million of its senior secured term loan using the cash received from Popular in connection with the acquisition of CONTADO (See Note 3) as required under the terms of its senior secured credit facilities. In addition, on May 4, 2011, the Company made a voluntary prepayment of $24.7 million on its senior secured term loan. There was no prepayment penalty.

On May 27, 2011, the Company achieved a Senior Secured Leverage Ratio (as defined in the senior credit agreement) below 2.50 to 1.00 and as a result the applicable commitment fee for the revolving facility was reduced from 0.75% to 0.50% as well as the applicable margins from 3.75% to 3.25% under the LIBOR option and from 2.75% to 2.25% under the ABR option, as defined under the senior credit agreement.

As of June 30, 2011, the applicable interest rate for our term loan facility under the LIBOR option is 5.50%. This is composed of the applicable LIBOR margin of 4.00% plus the LIBOR floor of 1.50%.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

Senior Notes:

The registration rights agreement specifies that an exchange offer registration statement should be declared effective by the SEC and an exchange offer consummated no later than 366 calendar days after the original issue date of the notes, and under certain circumstances, a shelf registration statement should be filed with respect to the notes. If we failed to meet the conditions set forth in the registration rights agreement, the annual interest on the notes would increase by 0.25% for the first 90-day period after such date. The annual interest rate on the notes would increase by an additional 0.25% for each subsequent 90-day period up to a maximum additional interest rate of 1.00%. The exchange offer registration statement was declared effective on August 2, 2011 and the exchange offer is scheduled to expire on August 31, 2011, which is prior to the required deadline in the registration rights agreement.

Note 8 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of input that may be used to measure fair value:

Level 1: Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2: Inputs, other than quoted prices included in Level 1, which are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3: Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company uses observable inputs when available. Fair value is based upon quoted market prices when available. If market prices are not available, the Company may employ internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. The Company limits valuation adjustments to those deemed necessary to ensure that the financial instrument’s fair value adequately represents the price that would be received or paid in the marketplace. Valuation adjustments may include consideration of counterparty credit quality and liquidity as well as other criteria. The estimated fair value amounts are subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in estimating fair value could affect the results. The fair value measurement levels are not indicative of risk of investment.

The following table summarizes fair value measurements by level at June 30, 2011 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total

Financial assets:
Indemnification assets:
Software subsidy	$—	$—	$8,261	$8,261
Expected reimbursement	—	—	2,831	2,831

The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

For those financial instruments with no quoted market prices available, fair values have been estimated using present value calculations or other valuation techniques, as well as management’s best judgment with respect to current economic conditions, including discount rates and estimates of future cash flows.

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts are a result of the purchase accounting related to the Merger dated September 30, 2010, and have termination dates ranging from February 2012 until September 2015. Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the six months ended June 30, 2011 reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of June 30, 2011, therefore resulting in a net unrealized loss of approximately $0.8 million which is reflected within the other income caption in the unaudited consolidated statement of income. The current portion of the indemnification assets is included within accounts receivable, net, and the other long-term portion is included within other long-term assets in the accompanying unaudited consolidated balance sheet.

The senior secured term loan and the senior notes were priced based on dealer quotes as of June 30, 2011.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at June 30, 2011.

(Dollar amounts in thousands)	Carrying Amount	Fair Value

Financial assets:
Indemnification assets
Software subsidy	$8,261	$8,261
Expected reimbursements	$2,831	$2,831

Financial liabilities:
Senior secured term loan	$313,238	$326,124
Senior notes	$220,000	$236,089

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

(Dollar amounts in thousands)	Indemnification assets	Derivative assets

Successor
Balance -December 31, 2010	$14,836	$4,960
Payments received	(2,983)	—
Unrealized loss recognized in other income	(761)	—
Net settlement of derivative	—	(3,561)
Realized loss on derivative	—	(1,399)

Balance - June 30, 2011	$11,092	$—

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

Note 9 – Merchant Acquiring Revenues

Merchant acquiring revenues are presented net of interchange fees and assessments charged by credit and debit card associations. The Company’s gross billings from merchant customers were $40.2 million and $78.8 million for the three and six months ended June 30, 2011, respectively, and $32.6 million and $65.4 million for the corresponding 2010 periods. Said billings included interchange fees and assessments charged by credit and debit card associations to the Company as follows:

	Successor	Predecessor	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Interchange fees and assessments	$25,506	$19,120	$49,372	$39,565

Note 10 – Share-based Compensation

After the Merger, the Carib Holdings, Inc. 2010 Equity Incentive Plan (the “Stock Incentive Plan”) was established to grant stock options, rights to purchase shares, restricted stock, restricted stock units and other stock-based rights to employees, directors, consultants and advisors of the Company. Carib Holdings reserved 2,921,604 shares of its Class B non-voting common stock for issuance upon exercise and grants of stock options, restricted stock and other equity awards under the Stock Incentive Plan. The initial grant of 2,624,570 options was made on February 11, 2011 to certain employees of the Company. Plan participants have the right to purchase shares of Carib Holdings Class B non-voting common stock in three tranches: Tranche A options vest in 5 equal installments beginning on September 30, 2011, Tranche B options vest at such time as the Investor Internal Rate of Return (“Investor IRR”) equals or exceeds 25% based on cash proceeds received by the Investor, and Tranche C options vest at such time as the investor rate of return equals or exceeds 30%. For purposes of these vesting provisions, the Investor’s IRR is the rate of return measured in cash and any securities received by the Investor as a return on its investment in the common stock of Carib Holdings.

On April 5, 2011, Carib Holdings entered into a stock option agreement with two directors, whereby options were granted to purchase 50,000 shares of Carib Holdings Class B non-voting common stock. Those new stocks options were not granted under the Stock Incentive Plan but are subject to certain terms of the Stock Incentive Plan.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

The following table summarizes the nonvested stock options activity for the six months ended June 30, 2011:

Nonvested stock options	Shares	Weighted-average exercise prices

Nonvested at December 31, 2010	—	$—
Granted(1)	2,674,570	10.00
Forfeitures	(175,296)	10.00

Nonvested at June 30, 2011	2,499,274	$10.00

(1)	Includes 50,000 of stock options that were not granted under the Stock Incentive Plan, but are subject to certain terms of the Stock Incentive Plan.

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718. The fair value of the stock options granted during 2011 was estimated using the Black-Scholes-Merton (“BSM”) option pricing model for the Tranche A options and the Monte Carlo simulation analysis for Tranche B and Tranche C options.

On February 11, 2011, Carib Holdings granted to the Company’s Chief Executive Officer (“CEO”) 80,000 restricted shares of its Class B non-voting common stock vesting in equal bi-weekly installments beginning on March 4, 2011. The restricted stock was not granted under the Stock Incentive Plan but is subject to the terms of the Stock Incentive Plan. The following table summarizes the nonvested restricted shares activity for the six months ended June 30, 2011:

Nonvested restricted shares	Shares	Weighted-average grant date fair value

Nonvested at December 31, 2010	—	$—
Granted	80,000	10.00
Vested	(6,945)	10.00

Nonvested at June 30, 2011	73,055	$10.00

Share-based compensation recognized was as follows:

(Dollar amounts in thousands)	Three months ended June 30, 2011	Six months ended June 30, 2011

Share-based compensation recognized, net
Stock options	$238	$344
Restricted shares	54	70

The maximum unrecognized cost for stock options was $7.3 million as of June 30, 2011, which includes $2.4 million related to Tranche A options and $2.5 million and $2.3 million related to Tranche B and C options, respectively. The Company did not recognize share-based compensation expense related to Tranche B and C options as vesting was not considered probable.

The maximum unrecognized compensation cost for restricted stocks was $0.7 million as of June 30, 2011.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

Note 11 – Income Tax

Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. At the end of 2010, the Government of Puerto Rico adopted a comprehensive tax reform in two phases. The first phase of the tax reform was enacted in the last quarter of 2010 where corporations received an income tax credit amounting to 7% of the tax determined, defined as the tax liability less certain credits. The second phase of the reform included a new Internal Revenue Code (the “Code”), which was approved on January 31, 2011. It provides for the reduction of the maximum corporate income tax rate from 40.95% to approximately 30%, including the elimination of a temporary five percent surtax approved in March 2009 for years beginning on January 1, 2009 through December 31, 2011, as well as adding several tax credits and deductions, among other tax reliefs and changes. Under the new Code, the Company has a one-time election to opt out of the new reduced rate. This election must be made with the filing of the 2011 income tax return. The Company elected to use the new reduced rate. As a result, during the first quarter of 2011, the Company recognized a reduction in its deferred tax liability of $28.2 million, which had been recognized at a higher marginal corporate income tax rate. The components of income tax expense for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	Successor	Predecessor	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Continuing operations
Current income tax expense	$1,752	$8,185	$2,406	$15,647
Deferred income tax (benefit) expense	(2,229)	172	(31,929)	571

	$(477)	$8,357	$(29,523)	$16,218

Discontinued operations
Current income tax expense	$—	$280	$—	$835
Deferred income tax benefit	—	(23)	—	(23)

	$—	$257	$—	$812

The Company was granted a tax exemption under the Tax Incentive Law No. 135 of 1997. Under this grant, EVERTEC was taxed at a rate of 7% on all the income derived from certain data processing and consulting services provided outside Puerto Rico for a 10-year period ended December 1, 2009. EVERTEC is in negotiations for a new tax exemption grant under the Tax Incentive Law No. 73 of 2008, with similar terms as the former grant. Management believes that its request for the new grant will be approved retroactively to December 1, 2009 by the local tax authorities.

The following table presents the components of the Company’s deferred tax assets and liabilities:

(Dollar amounts in thousands)	June 30, 2011	December 31, 2010

Deferred tax assets
Allowance for doubtful accounts	$628	$696
Other temporary assets	699	1,352

Total gross deferred tax assets	1,327	2,048

Deferred tax liabilities
Deferred expense	$2,454	$2,604
Differences between the assigned values and the tax basis of assets and liabilities recognized in purchase	95,696	128,219
Other temporary liabilities	268	131

Total gross deferred tax liabilities	98,418	130,954

Deferred tax liability, net	$(97,091)	$(128,906)

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Sucessor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
(Dollar amounts in thousands)	Amount	Amount	Amount	Amount

Computed income tax at statutory rates	$474	$9,604	$(1,108)	$18,243
Benefit of net tax-exempt interest income	(6)	62	(7)	(67)
Differences in tax rates due to multiple jurisdictions	182	(285)	283	(301)
Effect of income subject to tax-exemption grant	(266)	(1,426)	(480)	(1,747)
Adjustment to DTL due to changes in enacted tax rate	(1)	—	(28,206)	—
Other	(860)	402	(5)	90

Income tax (benefit) expense	$(477)	$8,357	$(29,523)	$16,218

The Company filed a closing agreement for the consideration of the Puerto Rico Treasury Department (“PRTD”) requesting the deduction on the 2010 income tax return of $34.0 million of financing costs paid by the Company and incurred as part of the Merger, which were deferred for book purposes to be amortized over the life of the debt. The Company is expecting to enter into an agreement with the PRTD during the third quarter of 2011. The closing of this agreement will result in a current tax benefit to the Company of $13.4 million.

Note 12 – Commitments and Contingencies

Certain lease agreements with related parties contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation. Total deferred rent obligation as of June 30, 2011 and December 31, 2010 amounted to $0.4 million and $0.3 million, respectively, and is included within the accounts receivable, net caption in the accompanying unaudited consolidated balance sheet.

Rent expense for office facilities and real estate for the three and six months ended June 30, 2011 amounted to $2.0 million and $4.1 million, respectively, compared to $2.5 million and $4.4 million for the corresponding 2010 period. Also, rent expense for telecommunications and other equipment for the three and six months ended June 30, 2011 amounted to $1.9 million and $3.9 million, respectively, and $3.2 million and $5.0 million for the comparable 2010 periods.

In the normal course of business, EVERTEC enters into contracts with customers including clauses whereby, in the event of default, EVERTEC may be liable for liquidating damages.

The legal entities within EVERTEC are defendants in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations or financial condition of the Company.

On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For matters where it is probable that the Company will incur a loss and the amount can be reasonably estimated, an accrual for the loss is established. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. The estimated of maximum loss for outstanding legal proceedings is considered immaterial.

Note 13 – Discontinued Operations

The results of operations of the Venezuela business, which was a part of the Company in the Predecessor period, are reported as a discontinued operation in the combined financial statements, as the Venezuela business was not acquired in the Merger.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

Prior to the closing of the Merger, the Venezuela business was transferred to Popular and the Company entered into a transition services agreement with Popular, pursuant to which the Company will provide certain services to the Venezuela business for up to twelve months from the closing of the Merger.

The results of discontinued operations for the three and six months ended June 30, 2010 consisted of the following:

	Predecessor
(Dollar amounts in thousands)	Three months ended June 30, 2010	Six months ended June 30, 2010

Revenues	$2,587	$5,941
Operating costs and expenses	2,606	6,331

Loss from operations	(19)	(390)
Non-operating income	4	16

Loss before income taxes	(15)	(374)
Income tax expense	257	812

Net loss from discontinued operations	$(272)	$(1,186)

Note 14 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and six months ended June 30, 2011 and 2010:

	Successor	Predecessor	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months period June 30, 2011	Six months period June 30, 2010

Total revenues from affiliates	$38,836	$33,213	$77,787	$66,725

Selling, general and administrative expenses
Administrative overhead and other allocated expenses from Popular	$—	$1,130	$—	$2,217
Corporate expense charged by Popular	—	1,763	—	3,333

Total allocated and corporate expense charged by Popular	$—	$2,893	$—	$5,550

Rent and other fees	$2,931	$2,703	$5,898	$4,751

Interest earned from and charged by affiliates:
Interest income	$107	$11	$402	$41

Interest expense(1)	$2,280	$5	$4,589	$7

(1)	Interest expense for the quarter and six months ended June 30, 2011, is related to interest accrued on the senior secured term loan and senior unsecured notes held by Popular.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

At June 30, 2011 and December 31, 2010, EVERTEC had the following balances arising from transactions with related parties:

	Successor	Successor
(Dollar amounts in thousands)	June 30, 2011	December 31, 2010

Cash deposits in affiliated bank	$31,915	$52,298

Indemnification assets from Popular subsidies (1)
Accounts receivable	$4,779	$6,912

Other long-term assets	$6,313	$7,924

Management fee prepaid to Apollo and Popular(2)	$454	$—

Unearned income related to contract with Popular in accounts payable (3)	$4,759	$10,127

Other due from affiliates
Accounts receivable	$21,436	$22,353

Accounts payable	$(3,777)	$(3,807)

Long-term debt due to affiliate	$90,355	$94,850

Loan to an officer	$—	$170

(1)

Recorded in connection with (a) subsidies from Popular regarding services the Company provides to certain customers of Popular at preferential prices and (b) subsidies from Popular regarding certain software license fees. For the six months ended June 30, 2011, the Company received $3.0 million related to these subsidies.

(2)	As of June 30, 2011 management fee prepaid is net of a management fee payable to Apollo of $0.2 million.
(3)	Represents unearned income to provide certain services to a customer of Popular until February 2012.

From time to time, EVERTEC obtains performance bonds from insurance companies covering the obligations of EVERTEC under certain contracts. Under the Merger Agreement, Popular is required to, subject to certain exceptions, cause the then outstanding performance bonds to remain outstanding or replace such bonds as needed for 5 years from the closing date of the Merger. EVERTEC entered into a reimbursement agreement with Popular to mirror Popular’s obligations. As a result, EVERTEC is required to reimburse Popular for payment of premiums and related charges and indemnification of Popular for certain losses, if any, related to EVERTEC’s failure to perform or otherwise satisfy its obligations covered by such performance bonds.

EVERTEC had outstanding letters of credit of $2.9 million at June 30, 2011 for which Popular provided collateral. EVERTEC entered into a reimbursement agreement with Popular to mirror Popular’s obligations. As a result, EVERTEC is required to indemnify Popular for losses related to EVERTEC’s failure to honor these letters of credit.

Note 15 – Segment Information

The Company operates in three business segments: transaction processing, merchant acquiring and business solutions.

The transaction processing segment includes a diversified payment products and services including the ATH network and processing services, card processing, payment processing and electronic benefit transfer (“EBT”) services.

The merchant acquiring segment provides services and tools that allow merchants to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. Services include terminal sales and deployment, front-end authorization processing, settlement and funding processing and customer support.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

The business solutions segment offer a full suite of business process management solutions, which include core banking processing, cash processing, item processing, network services, business process outsourcing, professional services for developing customized business solutions and fulfillment for producing and distributing various printed documents.

The Company’s business segments are organized based on the nature of products and services. The Chief Operating Decision Maker (“CODM”) reviews their separate financial information to assess performance and to allocate resources.

Management evaluates the operating results of each of its reportable segments based upon revenues and operating income. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by earnings. As such, segment assets are not disclosed in the notes to the accompanying unaudited consolidated and combined financial statements.

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Transaction processing	Merchant acquiring, net	Business solutions	Other		Total

Successor
Three months ended June 30, 2011
Revenues	$25,536	$14,719	$40,729	$(4,777	)(1)	$76,207
Income from operations	10,502	6,777	9,865	(12,116	)(2)	15,028

Predecessor

Three months ended June 30, 2010
Revenues	$23,297	$13,510	$36,194	$(4,223	)(1)	$68,778
Income from operations	9,428	5,544	5,385	(434	)(2)	19,923

(1)	Represents the elimination of intersegment revenues for services provided by the transaction processing segment to merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)

For the three months ended June 30, 2011 (Successor), represents merger transaction related costs such as non-recurring compensation & benefits, transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues. For the three months ended June 30, 2010, represents other miscellaneous intersegment revenues.

(Dollar amounts in thousands)	Transaction processing	Merchant acquiring, net	Business solutions	Other		Total

Successor
Six months ended June 30, 2011
Revenues	$50,359	$29,467	$79,236	$(9,349	)(1)	$149,713
Income from operations	21,388	14,146	17,276	(25,363	)(2)	27,447

Predecessor

Six months ended June 30, 2010
Revenues	$45,161	$25,816	$72,003	$(8,308	)(1)	$134,672
Income from operations	18,150	10,107	12,333	(855	)(2)	39,735

(1)	Represents the elimination of intersegment revenues for services provided by the transaction processing segment to merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)

For the six months ended June 30, 2011 (Successor), represents merger transaction related costs such as non-recurring compensation and benefits, transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues. For the six months ended June 30, 2010, represents other miscellaneous intersegment revenues.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

The reconciliation of income from operations to consolidated and combined net income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended June 30, 2011	Three months ended June 30, 2010

Segment income from operations
Transaction processing	$10,502	$9,428
Merchant acquiring, net	6,777	5,544
Business solutions	9,865	5,385
Other (1)	(12,116)	(434)

Income from operations	15,028	19,923

Interest (expense) income	(13,609)	131
Earnings of equity method investments	256	1,120
Other (expenses) income	(93)	2,278
Income tax benefit (expense)	477	(8,357)

Net income from continuing operations	$2,059	$15,095

(1)

For the three months ended June 30, 2011 (Successor), represents merger transaction related costs such as non- recurring compensation & benefits, transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues. For the three months ended June 30, 2010, represents other miscellaneous intersegment revenues.

	Successor	Predecessor
(Dollar amounts in thousands)	Six months ended June 30, 2011	Six months ended June 30, 2010

Segment income from operations
Transaction processing	$21,388	$18,150
Merchant acquiring, net	14,146	10,107
Business solutions	17,276	12,333
Other (1)	(25,363)	(855)

Income from operations	27,447	39,735

Interest (expense) income	(27,417)	273
Earnings of equity method investments	256	2,264
Other (expenses) income	(3,979)	2,276
Income tax benefit (expense)	29,523	(16,218)

Net income from continuing operations	$25,830	$28,330

(1)

For the six months ended June 30, 2011 (Successor), represents merger transaction related costs such as non- recurring compensation and benefits, transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues. For the six months ended June 30, 2010, represents other miscellaneous intersegment revenues.

Note 16 – Guarantor of the Notes and Non-Guarantor Consolidated and Combined Financial Information

On September 30, 2010, the Company issued senior notes with a principal amount of $220.0 million, which were guaranteed by the Company’s 100% owned subsidiaries (see Note 10 of the Company’s audited consolidated and combined financial statements for the year ended December 31, 2010 included in the Company’s Registration Statement). The following financial information presents

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

the Balance Sheets as of June 30, 2011 and December 31, 2010 (Successor), the Statements of Income for the three and six months ended June 30, 2011 (Successor), and the three and six months ended June 30, 2010 (Predecessor) and the Statements of Cash Flows for the six months ended June 30, 2011 (Successor) and the six months ended June 30, 2010 (Predecessor) of (i) EVERTEC, Inc. (Parent); (ii) the subsidiaries that are guarantors of the senior notes; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated or combined basis. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by EVERTEC, Inc. (“Parent”) and all guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of Parent to obtain funds from any of the guarantor subsidiaries by dividends or loan.

	Consolidated Balance Sheet (Successor) as of June 30, 2011
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)

Assets
Current Assets:
Cash	$18,597	$7,851	$5,230	$—	$31,678
Restricted cash	5,055	—	—	—	5,055
Accounts receivable, net	41,192	7,883	4,573	—	53,648
Prepaid expenses and other assets	15,372	414	333	—	16,119
Deferred project costs	2,008	(18)	—	(111)	1,879

Total current assets	82,224	16,130	10,136	(111)	108,379
Investment in subsidiaries, at equity	136,839	—	—	(124,330)	12,509
Property and equipment, net	34,780	623	5,478	—	40,881
Goodwill	300,777	44,732	31,767	—	377,276
Other intangible assets, net	441,542	18,295	12,638	—	472,475
Other long-term assets	25,590	—	—	—	25,590

Total assets	$1,021,752	$79,780	$60,019	$(124,441)	$1,037,110

Liabilities and stockholder’s equity
Current Liabilities:
Accrued liabilities	$29,821	$620	$3,561	$—	$34,002
Accounts payable	12,599	284	—	—	12,883
Unearned income	26	343	—	(6)	363
Income tax payable	2,565	1,640	248	—	4,453
Current portion of long-term debt	3,550	—	—	—	3,550
Deferred tax liability, net	9,642	385	311	(44)	10,294

Total current liabilities	58,203	3,272	4,120	(50)	65,545
Long-term debt	529,688	—	—	—	529,688
Long-term deferred tax liability, net	78,781	4,469	3,547	—	86,797
Other long-term liabilities	898	—	—	—	898

Total liabilities	667,570	7,741	7,667	(50)	682,928

Stockholder’s equity
Common stock	—	55	998	(1,053)	—
Additional paid-in capital	325,897	69,358	50,851	(120,209)	325,897
Retained earnings	27,013	1,757	100	(1,857)	27,013
Accumulated other comprehensive income	1,272	869	403	(1,272)	1,272

Stockholder’s equity	354,182	72,039	52,352	(124,391)	354,182

Total liabilities and stockholder’s equity	$1,021,752	$79,780	$60,019	$(124,441)	$1,037,110

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

	Consolidated Balance Sheet (Successor) as of December 31, 2010

(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)

Assets
Current Assets:
Cash	$46,051	$5,739	$3,909	$—	$55,699
Restricted cash	5,600	—	—	—	5,600
Accounts receivable, net	46,982	7,679	7,917	—	62,578
Prepaid expenses and other assets	15,938	424	249	—	16,611
Deferred project costs	976	9	—	(67)	918

Total current assets	115,547	13,851	12,075	(67)	141,406
Investment in subsidiaries, at equity	151,109	—	—	(151,109)	—
Property and equipment, net	37,094	593	6,002	—	43,689
Goodwill	271,782	73,081	31,518	—	376,381
Other intangible assets, net	458,711	18,824	13,081	—	490,616
Other long-term assets	29,964	—	—	—	29,964

Total assets	$1,064,207	$106,349	$62,676	$(151,176)	$1,082,056

Liabilities and stockholder’s equity
Current Liabilities:
Accrued liabilities	$33,754	$392	$6,805	$—	$40,951
Accounts payable	17,341	366	—	—	17,707
Unearned income	133	183	—	—	316
Income tax payable	1,854	1,248	149	—	3,251
Current portion of long-term debt	3,550	—	—	—	3,550
Deferred tax liability, net	15,041	4,390	3,969	(7,379)	16,021

Total current liabilities	71,673	6,579	10,923	(7,379)	81,796
Long-term debt	558,623	—	—	—	558,623
Long-term deferred tax liability, net	104,751	782	—	7,352	112,885
Other long-term liabilities	2,228	—	—	—	2,228

Total liabilities	737,275	7,361	10,923	(27)	755,532

Stockholder’s equity
Preferred stock	—	—	—	—	—
Common stock	—	55	998	(1,053)	—
Additional paid-in capital	325,875	98,352	50,851	(149,595)	325,483
Retained earnings	1,199	636	(9)	(643)	1,183
Accumulated other comprehensive (loss) income	(142)	(55)	(87)	142	(142)

Stockholder’s equity	326,932	98,988	51,753	(151,149)	326,524

Total liabilities and stockholder’s equity	$1,064,207	$106,349	$62,676	$(151,176)	$1,082,056

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

	Consolidated Statement of Income (Successor) for the three months ended June 30, 2011

(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)

Revenues
Transaction processing	$15,105	$2,292	$3,370	$(8)	$20,759
Merchant acquiring, net	14,719	—	—	—	14,719
Business solutions	40,059	706	57	(93)	40,729

Total revenues	69,883	2,998	3,427	(101)	76,207

Operating costs and expenses
Cost of revenues	30,838	1,863	2,296	(87)	34,910
Selling, general and administrative expenses	8,445	212	520	—	9,177
Depreciation and amortization	16,184	334	574	—	17,092

Total operating costs and expenses	55,467	2,409	3,390	(87)	61,179

Income from operations	14,416	589	37	(14)	15,028

Non-operating (expenses) income
Interest income	106	24	15	—	145
Interest expense	(13,754)	—	—	—	(13,754)
Earnings of equity method investments	1,128	—	—	(872)	256
Other (expenses) income	(466)	250	123	—	(93)

Total non-operating (expenses) income	(12,986)	274	138	(872)	(13,416)

Income before income taxes	1,430	863	175	(886)	1,582
Income tax (benefit) expense	(629)	148	6	(2)	(477)

Net income	$2,059	$715	$169	$(884)	$2,059

	Combined Statement of Income (Predecessor) for the three months ended June 30, 2010

(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Combined)

Revenues
Transaction processing	$14,113	$2,159	$3,236	$(434)	$19,074
Merchant acquiring, net	13,510	—	—	—	13,510
Business solutions	35,284	919	84	(93)	36,194

Total revenues	62,907	3,078	3,320	(527)	68,778

Operating costs and expenses
Cost of revenues	31,962	1,773	2,198	(45)	35,888
Selling, general and administrative expenses	5,887	231	425	—	6,543
Depreciation and amortization	5,846	231	347	—	6,424

Total operating costs and expenses	43,695	2,235	2,970	(45)	48,855

Income from operations	19,212	843	350	(482)	19,923

Non-operating income
Interest income	102	29	21	—	152
Interest expense	(13)	(5)	(3)	—	(21)
(Losses) earnings of equity method investments	(319)	—	641	798	1,120
Other income	2,278	—	—	—	2,278

Total non-operating income	2,048	24	659	798	3,529

Income before income taxes	21,260	867	1,009	316	23,452
Income tax expense	8,023	289	64	(19)	8,357
Net income from continuing operations	13,237	578	945	335	15,095
Net income (loss) from discontinued operations	1,282	—	(1,554)	—	(272)

Net income (loss)	$14,519	$578	$(609)	$335	$14,823

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

	Consolidated Statement of Income (Successor) for the six months ended June 30, 2011

(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)

Revenues
Transaction processing	$29,914	$4,434	$6,670	$(8)	$41,010
Merchant acquiring, net	29,467	—	—	—	29,467
Business solutions	77,861	1,429	109	(163)	79,236

Total revenues	137,242	5,863	6,779	(171)	149,713

Operating costs and expenses
Cost of revenues	61,728	3,612	4,833	(133)	70,040
Selling, general and administrative expenses	16,629	348	785	—	17,762
Depreciation and amortization	32,438	882	1,144	—	34,464

Total operating costs and expenses	110,795	4,842	6,762	(133)	122,266

Income from operations	26,447	1,021	17	(38)	27,447

Non-operating (expenses) income
Interest income	399	33	27	—	459
Interest expense	(27,876)	—	—	—	(27,876)
Earnings of equity method investments	1,466	—	—	(1,210)	256
Other (expenses) income	(4,353)	251	123	—	(3,979)

Total non-operating (expenses) income	(30,364)	284	150	(1,210)	(31,140)

(Loss) income before income taxes	(3,917)	1,305	167	(1,248)	(3,693)
Income tax (benefit) expense	(29,747)	184	57	(17)	(29,523)

Net income	$25,830	$1,121	$110	$(1,231)	$25,830

	Combined Statement of Income (Predecessor) for the six months ended June 30, 2010

(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Combined)

Revenues
Transaction processing	$27,916	$3,711	$6,081	$(855)	$36,853
Merchant acquiring, net	25,816	—	—	—	25,816
Business solutions	69,949	2,071	124	(141)	72,003

Total revenues	123,681	5,782	6,205	(996)	134,672

Operating costs and expenses
Cost of revenues	63,108	3,346	4,491	(93)	70,852
Selling, general and administrative expenses	10,475	434	830	—	11,739
Depreciation and amortization	11,175	485	686	—	12,346

Total operating costs and expenses	84,758	4,265	6,007	(93)	94,937

Income from operations	38,923	1,517	198	(903)	39,735

Non-operating income
Interest income	197	77	56	—	330
Interest expense	(40)	(11)	(6)	—	(57)
(Losses) earnings of equity method investments	(2,224)	—	1,292	3,196	2,264
Other income	2,276	—	—	—	2,276

Total non-operating income	209	66	1,342	3,196	4,813

Income before income taxes	39,132	1,583	1,540	2,293	44,548
Income tax expense	15,811	362	64	(19)	16,218
Net income from continuing operations	23,321	1,221	1,476	2,312	28,330
Net income (loss) from discontinued operations	1,282	—	(2,468)	—	(1,186)

Net income (loss)	$24,603	$1,221	$(992)	$2,312	$27,144

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

	Condensed Consolidated Statement of Cash Flows (Successor) for the six months ended June 30, 2011
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)

Cash flows from operating activities	$22,755	$2,282	$1,342	$—	$26,379

Cash flows from investing activities
Net decrease in restricted cash	545	—	—	—	545
Intagible assets acquired	(8,913)	(30)	—	—	(8,943)
Property and equipment acquired	(4,546)	(140)	(53)	—	(4,739)
Proceeds from sales of property and equipment	74	—	32	—	106
Acquisition of an equity method investee	(9,244)	—	—	—	(9,244)

Net cash (used in) provided by investing activities	(22,084)	(170)	(21)	—	(22,275)

Cash flows from financing activities
Repayment of long-term debt	(28,125)	—	—	—	(28,125)

Net cash used in financing activities	(28,125)	—	—	—	(28,125)

Net (decrease) increase in cash	(27,454)	2,112	1,321	—	(24,021)
Cash at beginning of the period	46,051	5,739	3,909	—	55,699

Cash at end of the period	$18,597	$7,851	$5,230	$—	$31,678

	Condensed Combined Statement of Cash Flows (Predecessor) for the six months ended June 30, 2010
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Combined)

Cash flows from operating activities from continuing operations	$24,010	$1,289	$1,700	$—	$26,999

Cash flows from investing activities from continuing operations
Net decrease in restricted cash	6	—	—	—	6
Net decrease (increase) in short-term investments	22,725	3,778	(1,342)	—	25,161
Intagible assets acquired	(10,191)	(89)	(472)	—	(10,752)
Property and equipment acquired	(8,427)	(84)	(665)	—	(9,176)
Proceeds from sale of equity method investment	7,509	—	—	—	7,509

Net cash provided by (used in) investing activities from continuing operations	11,622	3,605	(2,479)	—	12,748

Cash flows from financing activities from continuing operations
Repayment of long-term debt	(1,413)	—	—	—	(1,413)
Dividends paid	(23,500)	(7,500)	—	—	(31,000)
Net distributions to (from) an affiliate	(7,972)	—	—	—	(7,972)

Net cash used in financing activities from continuing operations	(32,885)	(7,500)	—	—	(40,385)

Cash flows from discontinued operations
Net cash provided by (used in) from discontinued operating activities	806	—	(4)	—	802

Net cash provided by (used in) discontinued operations	806	—	(4)	—	802

Net increase (decrease) in cash	3,553	(2,606)	(783)	—	164
Cash at beginning of the period from continuing operations	3,307	6,970	1,614	—	11,891

Cash at end of the period from continuing operations	$6,860	$4,364	$831	$—	$12,055

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and six months ended June 30, 2011 and 2010

Note 17 – Subsequent Events

The Company evaluated subsequent events through the date that these unaudited consolidated financial statements were issued. No events have occurred that require disclosure or adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations of the Successor and Predecessor for the three and six months ended June 30, 2011 and 2010, respectively; and (ii) the financial condition of the Successor as of June 30, 2011. The discussions that follow pertain to continuing operations, unless otherwise indicated. See Note 1 of the Notes to Unaudited Consolidated (Successor) and Combined (Predecessor) Financial Statements. You should read the following discussion and analysis in conjunction with the financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

We are a diversified processing business, offering transaction and payment processing, merchant acquiring and processing, and other related services, in Puerto Rico and certain countries within the Caribbean and Latin America. Our business segments are based on the products we offer and markets we serve. While we often provide multiple services to various customers, we generally view our business as operating in three reportable segments: Transaction Processing, Merchant Acquiring and Business Solutions. Further discussion of our operating results and our results by reportable segments are presented in this MD&A.

The Transaction Processing segment includes diversified payment products and services including the ATH Network and Processing Services, Card Processing, Payment Processing and Electronic Benefit Transfer (“EBT”) services. We own and operate the leading debit payment and ATM network in Puerto Rico. The ATH network processed over 582 million transactions in 2010. Over 70% of all ATM transactions and over 80% of all debit transactions in Puerto Rico are processed over the ATH network.

The Merchant Acquiring segment provides an end-to-end electronic payment offering to more than 16,000 merchants in Puerto Rico and the U.S. and British Virgin Islands. This segment provides services and tools that allow merchants to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. Services include terminal sales and deployment, front-end authorization processing, settlement and funding processing, and customer support.

The Business Solutions segment offers a full suite of business process management solutions, which include Core Banking Processing, Network Hosting and Management, Information Technology (“IT”) Professional Services, Business Process Outsourcing, Item Processing, Cash Processing, and Fulfillment.

As discussed in Note 1 of the Notes to Unaudited Consolidated (Successor) and Combined (Predecessor) Financial Statements, EVERTEC was acquired on September 30, 2010. The acquisition was accounted for as a business combination using the purchase method of accounting, which resulted in a new basis of accounting for our assets and liabilities in the Successor period. Additionally, in connection with the Merger, EVERTEC incurred indebtedness in the amount of $575.0 million. See “Liquidity and Capital Resources” below for more information. The Predecessor period does not reflect the impact of the Merger.

Basis of Presentation

Prior to September 30, 2010, we did not operate as a stand-alone business, but instead as separate divisions of Popular. Our historical consolidated and combined financial information included in this Report may not necessarily reflect what our financial position, results of operations and cash flows would have been if we had been a separate, stand-alone entity during such periods, or our future results of operations, financial position and cash flows.

For example, our historical combined financial statements in this Report include expenses for certain corporate services provided to us by Popular. These costs are primarily related to corporate functions such as accounting, tax, treasury, payroll and benefits administration, risk management, legal, public relations and compliance. The expenses of the corporate services provided to us by Popular had historically been charged and allocated to us primarily based on a percentage of revenues. Expenses for such corporate services included in our “Selling, general and administrative expenses” totaled $2.9 million and $5.6 million for the three and six months ended June 30, 2010, respectively. Following the consummation of the Merger, there is a period of transition during which some of these services will continue to be provided by Popular, pursuant to a transition services agreement.

We believe the cost of obtaining the services required to operate as a stand-alone entity as compared to what we have historically been charged by Popular will be less than the corporate service costs charged and allocated by Popular described above. Following the transition period, we expect to obtain the services historically provided by Popular from our internal operations or third party service providers.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period.

Several of the estimates and assumptions required relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in material adverse impact to our results of operations, financial position and liquidity. Critical Accounting Policies are detailed in Note 1 of the Company’s financial statements included in the Company’s Registration Statement.

Recent Developments

On July 21, 2011, the Federal Reserve issued the final ruling on Section 1075 of the Dodd-Frank Act (commonly referred to as the “Durbin Amendment”). These rules, among other things, place certain restrictions on the interchange transaction fees that a card issuer or payment card network can charge for an electronic debit transaction and also places various exclusivity prohibitions and routing restrictions on such transactions. These rules will take effect on October 1, 2011. We are evaluating the impact of these financial regulations on our business.

On August 2, 2011, the Company’s Registration Statement on Form S-4 was declared effective by the SEC and the Company commenced an exchange offer of its outstanding 11% Senior Notes due in 2018 for a like principal amount of substantially identical 11% Senior Notes due 2018 that have been registered under the Securities Act of 1933.

Recent Accounting Pronouncements

For a description of recent accounting standards, see Note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

The following tables set forth certain historical consolidated and combined financial information for the three and six months ended June 30, 2011 and 2010. The following tables and discussion should be read in conjunction with the information contained in our historical unaudited consolidated or combined financial statements and the notes thereto included elsewhere in this Report. However, our historical results of operations set forth below and elsewhere in this Report may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future.

Successor Period Compared to Predecessor Period

Only the results of operations for the Successor period reflect the purchase accounting related to the Merger. The comparison of the Successor and Predecessor period is not consistent with GAAP, since the results are not comparable on a period-to-period basis or to other issuers due to the new basis of accounting established at the consummation of the Merger. However, we believe that this approach is beneficial to the reader by providing an easier-to read discussion of the results of operations and information from which to analyze our financial results that is consistent with the manner in which management reviews and analyzes results of operations.

Comparison of the three months ended June 30, 2011 to June 30, 2010

The following presents certain components of our unaudited consolidated and combined statements of income and by business segment, for the Successor and Predecessor, and the change in those amounts for the three months ended June 30, 2011 and 2010.

Revenues

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended June 30, 2011	Three months ended June 30, 2010	Increase (Decrease)

Transaction processing	$20,759	$19,074	$1,685	9%
Merchant acquiring, net	14,719	13,510	1,209	9%
Business solutions	40,729	36,194	4,535	13%

Total revenues	$76,207	$68,778	$7,429	11%

Revenue growth across our three reportable segments was primarily attributable to higher volume and average value of transactions in both our local and international markets, and higher demand for our consulting and banking services. The increase in volume is partially due to the consolidation of financial institutions in Puerto Rico that occurred in the second quarter of 2010 and some improvements in the economic activity in Puerto Rico, our main market, which positively impacted our business.

The Transaction Processing segment revenues increase of $1.7 million, or 9%, was primarily due to higher volume in the ATH Network and Processing, Payment Services and Card Products businesses.

The Merchant Acquiring segment net revenues increase of $1.2 million, or 9%, was primarily driven by higher volume and average value of credit and debit transactions, and the effect of amortization of unearned income related to the unfavorable contract agreement with Popular, partially offset by a reduction in spread due to changes in customers mix and incremental costs in certain fees paid to card associations.

The Business Solutions segment revenues grew by $4.5 million, or 13%, due to an increase in volumes in the Core Banking, Network Services and IT Consulting businesses.

Reconciliation of Total Revenues to Gross Revenues

We define “gross revenues” as total revenues including interchange fees (related to our Merchant Acquiring business) from our merchant customers that we collect on behalf of, and remit entirely to, the issuing bank of cards whose transactions we process. Total revenues is calculated and presented in the historical financial statements of EVERTEC net of these fees. Therefore, gross revenues are a supplemental measure of our performance that is not in accordance with GAAP. We caution investors that amounts presented in accordance with our definition of gross revenues may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate gross revenues in the same manner. We present gross revenues because we consider it an important supplemental measure of our performance to compare ourselves to competitors and the industry and to monitor margins. We also believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

A reconciliation of total revenues to gross revenues of the continuing operations is provided below.

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended June 30, 2011	Three months ended June 30, 2010	Increase (Decrease)

Revenues:
Transaction processing	$20,759	$19,074	$1,685	9%
Merchant acquiring, net	14,719	13,510	1,209	9%
Business solutions	40,729	36,194	4,535	13%

Total revenues	76,207	68,778	7,429	11%

Plus: Interchange fees and assessments in Merchant acquiring	25,506	19,120	6,386	33%

Total gross revenues	$101,713	$87,898	$13,815	16%

Gross revenues:
Transaction processing	$20,759	$19,074	$1,685	9%
Merchant acquiring, net	40,225	32,630	7,595	23%
Business solutions	40,729	36,194	4,535	13%

Total gross revenues	$101,713	$87,898	$13,815	16%

Operating costs and expenses

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended June 30, 2011	Three months ended June 30, 2010	Increase (Decrease)

Cost of revenues	$34,910	$35,888	$(978)	-3%
Selling, general and administrative expenses	9,177	6,543	2,634	40%
Depreciation and amortization	17,092	6,424	10,668	166%

Total operating costs and expenses	$61,179	$48,855	$12,324	25%

Total operating costs and expenses increased $12.3 million, or 25%, for the three months ended June 30, 2011 when compared to the same period last year. Excluding depreciation and amortization and non-recurring expenses in the amount of $1.8 million, as explained below, total operating costs and expenses for the three months ended June 30, 2011 decreased by $0.1 million, or less than 1%, when compared to the same period in 2010.

Cost of revenues for the three months ended June 30, 2011 decreased by $1.0 million, or 3%, and gross margin percentage improved to 54% from 48%. The increasing demand for our technology services, the scalability of our business platform, our strict control of costs and the elimination of overhead allocations charged by Popular contributed to a reduction in costs and the continued improvement in margin. The decrease in costs was partially offset by higher equipment expenses and higher external programming fees to support business growth.

Selling, general and administrative expenses for the three months ended June 30, 2011 increased by $2.6 million. Excluding non-recurring expenses of $1.8 million mostly related to the transition to a stand-alone company, these expenses increased by $0.8 million. The increase was mainly related to higher personnel costs mainly due to the addition of key personnel, higher audit and legal fees necessary to support the additional reporting requirements, and management fees for the equity sponsors. These increases were partly offset by lower expenses due to the elimination of corporate expenses and overhead allocations of $2.9 million allocated from Popular during the three months ended June 30, 2010. The non-recurring expenses associated with the transition to a stand-alone company were mostly professional fees related to consulting services, legal fees and compensation and benefit charges.

Depreciation and amortization expense for the three months ended June 30, 2011 increased by $10.7 million, or 166% primarily as a result of additional depreciation and amortization expenses of $10.2 million related to the purchase price allocation adjustments in connection with the Merger to reflect the fair market value assigned to property and equipment and intangible assets. The remaining increase of $0.5 million is mostly related to certain software licenses transferred to the Company as part of a reimbursement agreement with Popular.

Income from operations for the Company for the three months ended June 30, 2011, excluding Merger related costs of $12.1 million (non-recurring transaction and transition costs, and incremental depreciation and amortization) was $27.1 million, or 39% higher than the $19.9 million for the same period in 2010.

Income from operations by reportable segments

The following table presents the income from operations of the reportable segments.

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended June 30, 2011	Three months ended June 30, 2010	Increase (Decrease)

Segment income from operations
Transaction processing	$10,502	$9,428	$1,074	11%
Merchant acquiring	6,777	5,544	1,233	22%
Business solutions	9,865	5,385	4,480	83%

	27,144	20,357	6,787	33%
Intercompany eliminations and merger related items (1)	(12,116)	(434)	(11,682)	2691%

Income from operations	$15,028	$19,923	$(4,895)	-25%

(1)

For the three months ended June 30, 2011 (Successor), represents Merger related costs such as non-recurring compensation and benefits, transition costs, and incremental depreciation and amortization from purchase accounting adjustments. For the three months ended June 30, 2010, represents the elimination of miscellaneous intersegment revenues for services provided by the Transaction Processing segment.

Transaction Processing

The increase in the Transaction Processing segment income from operations was the result of higher revenues of $1.7 million mostly driven by transaction volume growth and new services provided, partially offset by some incremental costs to support the business growth.

Merchant Acquiring

The Merchant Acquiring segment income from operations increase was primarily driven by higher net revenues related to increased transaction volumes, and new customer additions. This segment generated increased revenues, while maintaining its operating costs and expenses at similar levels.

Business Solutions

The increase in the Business Solutions segment income from operations was mainly the result of the increase in revenues of $4.5 million, driven by higher volume of services provided, while maintaining operating costs and expenses at similar levels.

See Note 15 of the Notes to Unaudited Consolidated (Successor) and Combined (Predecessor) Financial Statements for additional information on the Company’s reportable segments and for a reconciliation of the income from operations of the segments to the unaudited consolidated and combined net income from continuing operations.

Non-operating (expenses) income

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended June 30, 2011	Three months ended June 30, 2010	Increase (Decrease)

Interest income	$145	$152	$(7)	-5%
Interest expense	(13,754)	(21)	(13,733)	65,395%
Earnings of equity method investments	256	1,120	(864)	-77%
Other expenses (income)	(93)	2,278	(2,371)	-104%

Total non-operating (expenses) income	$(13,446)	$3,529	$(16,975)	-481%

The variance in non-operating expenses of $17.0 million was mainly due to interest expenses of $13.8 million related to the senior secured credit facilities and senior notes incurred in connection with the Merger and to a decrease in other income of $2.4 million primarily driven by $2.3 million gain on the sale of an equity investment during the second quarter of 2010.

Income tax expense

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended June 30, 2011	Three months ended June 30, 2010	Increase (Decrease)

Income tax (benefit) expense	$(477)	$8,357	$(8,834)	-106%

The change in income tax (benefit) expense is due to a reduction in taxable income and the reduction in corporate tax rates as the result of tax reform enacted in Puerto Rico.

Comparison of the six months ended June 30, 2011 to June 30, 2010

The following presents certain components of our unaudited consolidated and combined statements of income and by business segment, for the Successor and Predecessor, and the change in those amounts for the six months ended June 30, 2011 and 2010.

Revenues

	Successor	Predecessor
(Dollar amounts in thousands)	Six months ended June 30, 2011	Six months ended June 30, 2010	Increase (Decrease)

Transaction processing	$41,010	$36,853	$4,157	11%
Merchant acquiring, net	29,467	25,816	3,651	14%
Business solutions	79,236	72,003	7,233	10%

Total revenues	$149,713	$134,672	$15,041	11%

The increase in revenues in our three reportable segments was mostly driven by organic volume growth. As mentioned above, the consolidation of financial institutions in Puerto Rico that occurred in the second quarter of 2010 and some improvements in economic activity in Puerto Rico have contributed, in part, to an increase in the volume and average value of transactions, as well as an increase in the demand for our services.

The Transaction Processing segment revenues increase was primarily due to higher volume in the ATH Network and Processing, Card Products and Payment Services businesses.

The Merchant Acquiring segment net revenues growth was primarily driven by an increase of $2.2 million due to higher volume and value in credit and debit transactions and to a $1.4 million related to the effect of the amortization of an unearned income related to the loss share agreement with Popular offset by a reduction in spread due to changes in customer mix and incremental costs in certain fees paid to credit cards association.

The Business Solutions segment revenues growth was due to an increase in volumes in the Core Banking, Network Services and IT Consulting businesses.

Reconciliation of Total Revenues to Gross Revenues

A reconciliation of total revenues to gross revenues of the continuing operations is provided below.

	Successor	Predecessor
(Dollar amounts in thousands)	Six months ended June 30, 2011	Six months ended June 30, 2010	Increase (Decrease)

Revenues:
Transaction processing	$41,010	$36,853	$4,157	11%
Merchant acquiring, net	29,467	25,816	3,651	14%
Business solutions	79,236	72,003	7,233	10%

Total revenues	149,713	134,672	15,041	11%

Plus: Interchange fees and assessments in Merchant acquiring	49,372	39,565	9,807	25%

Total gross revenues	$199,085	$174,237	$24,848	14%

Gross revenues:
Transaction processing	$41,010	$36,853	$4,157	11%
Merchant acquiring, net	78,839	65,381	13,458	21%
Business solutions	79,236	72,003	7,233	10%

Total gross revenues	$199,085	$174,237	$24,848	14%

Operating costs and expenses

	Successor	Predecessor
(Dollar amounts in thousands)	Six months ended June 30, 2011	Six months ended June 30, 2010	Increase (Decrease)

Cost of revenues	$70,040	$70,852	$(812)	-1%
Selling, general and administrative expenses	17,762	11,739	6,023	51%
Depreciation and amortization	34,464	12,346	22,118	179%

Total operating costs and expenses	$122,266	$94,937	$27,329	29%

Total operating costs and expenses increased $27.3 million, or 29%, for the six months ended June 30, 2011, compared to the corresponding period in 2010. Excluding depreciation and amortization and non-recurring expenses in the amount of $3.8 million, as further explained below, total operating costs and expenses increased by $1.5 million, or 2%, when compared to the same period in 2010.

Cost of revenues for the six months ended June 30, 2011, decreased by $0.8 million, or 1%, when compared to the same period in 2010 and gross margin percentage improved to 53% from 47%. The increasing demand for our technology services, the scalability of our business platform, our strict control of costs, and the elimination of overhead allocations charges by Popular has contributed to the decrease in costs and the corresponding improvement in margin. The decrease in costs was partially offset by higher equipment expenses and higher consulting fees to support business growth.

Selling, general and administrative expenses for the six months ended June 30, 2011 increased by $6.0 million, or 51% when compared to the same period in 2010. Excluding non-recurring expenses of $3.8 million related to the transition to a stand-alone company, these expenses increased by $2.2 million. The increase was partly related to higher personnel costs mainly due to the addition of key personnel associated with the transition mentioned above, higher audit and legal fees necessary to support the additional reporting requirements, and management fees for the equity sponsors. These increases were partly offset by lower expenses due to the elimination of corporate expenses and overhead allocations of $5.6 million charged by Popular during the six months ended June 30, 2010. The non-recurring expenses associated with the transition to a stand-alone company were mostly professional fees related to consulting services, legal fees and compensation and benefit charges.

Depreciation and amortization expense for the six months ended June 30, 2011, increased by $22.1 million, or 179%, when compared to the same period in 2010. The increase is primarily the result of additional depreciation and amortization expenses of $20.4 million related to the purchase price allocation adjustments in connection with the Merger to reflect the fair market value assigned to property and equipment and intangible assets. Excluding the $20.4 million of additional depreciation and amortization expenses, the increase was $1.7 million, mostly related to certain software licenses transferred to the Company as part of a reimbursement agreement with Popular.

Income from operations for the Company for the six months ended June 30, 2011, excluding Merger related costs of $25.4 million in 2011 (non-recurring transaction and transition costs, and incremental depreciation and amortization) was $52.8 million, or 33% higher than the $39.7 million for the same period in 2010.

Income from operations by reportable segments

The following table presents the income from operations of the reportable segments.

	Successor	Predecessor
(Dollar amounts in thousands)	Six months ended June 30, 2011	Six months ended June 30, 2010	Increase (Decrease)

Segment income from operations
Transaction processing	$21,388	$18,150	$3,238	18%
Merchant acquiring	14,146	10,107	4,039	40%
Business solutions	17,276	12,333	4,943	40%

	52,810	40,590	12,220	30%
Intercompany eliminations and merger related items (1)	(25,363)	(855)	(24,508)	2966%

Income from operations	$27,447	$39,735	$(12,288)	-31%

(1)

For the six months ended June 30, 2011 (Successor), represents Merger related costs such as non-recurring compensation and benefits, transition costs, and incremental depreciation and amortization from purchase accounting adjustments. For the six months ended June 30, 2010, represents the elimination of miscellaneous intersegment revenues for services provided by the Transaction Processing segment.

Transaction Processing

The Transaction Processing segment income from operations was $21.4 million for the six months ended June 30, 2011, compared to $18.2 million for the same period in 2010. The increase of $3.2 million, or 18%, was primarily the result of higher revenues of $4.2 million driven by transaction volume growth and new services provided, partially offset by some incremental costs to support the business growth.

Merchant Acquiring

The Merchant Acquiring segment income from operations was $14.1 million for the six months ended June 30, 2011, compared to $10.1 million for the same period in 2010. The increase of $4.0 million, or 40%, was primarily driven by a $3.7 million increase in net revenues. This segment generated increased revenues, while reducing its operating costs and expenses, as a result of allocated expenses no longer being charged by Popular for the six months ended June 30, 2011.

Business Solutions

The Business Solutions segment income from operations was $17.3 million for the six months ended June 30, 2011, compared to $12.3 million for the same period in 2010. The increase of $5.0 million, or 40%, was mostly the result of the increase in revenues of $7.2 million, partly offset by higher operating costs and expenses. The increase in operating costs and expenses was mostly related to higher depreciation expense, driven by the investments made in technology infrastructure during 2010, to add capacity and keep our systems up-to-date.

See Note 15 of the Notes to Unaudited Consolidated (Successor) and Combined (Predecessor) Financial Statements for additional information on the Company’s reportable segments and for a reconciliation of the income from operations of the segments to the unaudited consolidated and combined net income from continuing operations.

Non-operating (expenses) income

	Successor	Predecessor
(Dollar amounts in thousands)	Six months ended June 30, 2011	Six months ended June 30, 2010	Increase (Decrease)

Interest income	$459	$330	$129	39%
Interest expense	(27,876)	(57)	(27,819)	48805%
Earnings of equity method investments	256	2,264	(2,008)	-89%
Other (expenses) income	(3,979)	2,276	(6,255)	-275%

Total non-operating (expenses) income	$(31,140)	$4,813	$(35,953)	-747%

Total non-operating expenses for the six months ended June 30, 2011 amounted to $31.1 million, compared to a net non-operating income of $4.8 million for the same period in 2010. The variance of $35.9 million was driven by interest expenses of $27.9 million related to the senior secured credit facilities and senior notes incurred in connection with the Merger, a decrease of $2.0 million in earnings of equity method investments and an increase of $6.3 million in other expenses. The increase in other expenses resulted from non-recurring costs of $2.2 million relating to the refinancing of our senior secured credit facilities in the first quarter of 2011, a non-recurring, non-cash loss of $1.2 million from the settlement of the derivative related to our acquisition of a 19.99% equity interest in CONTADO from Popular, and from a gain of $2.3 million on the sale of an equity investment during the second quarter of 2010.

Income tax (benefit) expense

	Successor	Predecessor
(Dollar amounts in thousands)	Six months ended June 30, 2011	Six months ended June 30, 2010	Increase (Decrease)

Income tax (benefit) expense	$(29,523)	$16,218	$(45,741)	-282%

The decrease in income tax (benefit) expense is mainly due to a reduction in the marginal corporate income tax rate from 39% to 30%, as a result of the tax reform enacted in Puerto Rico on January 31, 2011. Also, the income tax benefit was impacted by a taxable loss for the six months ended June 30, 2011, compared to a taxable income for the same period in 2010.

Liquidity and Capital Resources

For periods prior to the Merger, the Company’s principal source of liquidity was cash generated from operations, while our primary liquidity requirements were the funding of capital expenditures and working capital needs. Following the Merger, we are funding our operations through a combination of internally generated cash from operations and from borrowings under our revolving credit facility, as needed. Our primary use of cash is for operating expenses, working capital requirements, capital expenditures and debt service obligations as they become due.

Based on our current level of operations, we believe our cash flows from operations and available borrowing under our senior secured revolving credit facility is adequate to meet our liquidity needs for at least the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest, to pay principal or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control. The following table presents our cash flows from operations.

	Successor	Predecessor
(Dollar amounts in thousands)	Six months ended June 30, 2011	Six months ended June 30, 2010

Cash flows from continuing operations
Cash provided by operating activities	$26,379	$26,999
Cash (used in) provided by investing activities	(22,275)	12,748
Cash used in financing activities	(28,125)	(40,385)

Net decrease in cash from continuing operations	$(24,021)	$(638)
Cash flows from discontinued operations	—	802

(Decrease) increase in cash	$(24,021)	$164

Continuing Operations - Operating activities

Cash provided by operating activities was impacted by an increase in collections net of an increase in payments to suppliers and employees.

Continuing Operations - Investing activities

Change in cash used in investing activities was driven by the acquisition of a 19.99% equity interest in CONTADO amounting to $9.2 million, and the acquisition of software licenses as well as property and equipment amounting to $13.5 million. For the six months ended June 30, 2010, cash provided by investing activities resulted from the liquidation of short-term investments in the amount of $25.2 million and proceeds of $7.5 million related to the sale of an equity investment, partially offset by $22.7 million related to the acquisition of intangibles.

Continuing Operations - Financing activities

Net cash used in financing activities for the six months ended June 30, 2011 consists of a repayment of $28.1 million of our senior secured term loan. For the six months ended June 30, 2010 the results are primarily related to dividends paid to Popular in the amount of $31.0 million during the first quarter of 2011.

Financial Obligations

Senior Secured Credit Facilities

In connection with the Merger, on September 30, 2010 we entered into senior secured credit facilities consisting of (1) a $355.0 million term loan facility, and (2) a $50.0 million revolving credit facility. On March 3, 2011, these senior secured credit facilities were amended to, among other things, reduce the interest rate margins payable on the term loan and revolving loan borrowings, decrease the applicable LIBOR and alternate base rate floors, and increase the amount available for future borrowings under the uncommitted incremental facility. The amendment also modified certain restrictive covenants to provide the Company generally with additional flexibility. The amendment did not modify the term or the size of the facilities. See Note 7 of the Notes to Unaudited Consolidated (Successor) and Combined (Predecessor) Financial Statements for more details.

As of June 30, 2011, we had borrowings of $326.0 million outstanding under our term loan facility and the revolving credit facility was undrawn. On April 7, 2011, we repaid $1.7 million under the term loan using the cash received from Popular in connection with the acquisition of CONTADO as required under the terms of our senior secured credit facilities. In addition, on May 4, 2011, we made a voluntary prepayment of $24.7 million on the term loan. There was no penalty associated with these prepayments.

The senior secured revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. All obligations under the senior secured credit facilities are unconditionally guaranteed by Carib Holdings, Inc. and, subject to certain exceptions, each of our existing and future wholly-owned subsidiaries. All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of our assets and the assets of the guarantors, subject to certain exceptions. Borrowings under the senior secured term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to a margin over either (a) a base rate or (b) a LIBOR rate. The senior secured credit facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

Senior Notes

In connection with the Merger on September 30, 2010, we issued $220.0 million of senior unsecured notes. Our existing and future wholly-owned subsidiaries that guarantee our obligations under the senior secured credit facilities also guarantee the notes. The notes bear interest at a fixed rate of 11.0% per annum.

Covenant Compliance

Our senior secured credit facilities and the indenture that governs the notes contain various restrictive covenants. Our secured credit facilities require us to maintain on a quarterly basis a specified maximum senior secured leverage ratio. The senior secured leverage ratio as defined in our credit facility (total first lien senior secured debt minus available cash, up to a maximum of $50.0 million, as defined, to Adjusted EBITDA) must be less than 3.60 to 1.0 at June 30, 2011. In addition, our senior secured credit facilities, among other things, restrict our ability to incur indebtedness or liens, make investments, declare or pay any dividends to our parent and from prepaying indebtedness that is junior to such debt. The indenture governing the notes, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue certain preferred shares, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of the covenants in these agreements are subject to significant exceptions. As of June 30, 2011, the Company was in compliance with the applicable restrictive covenants under its debt agreements.

We have the ability to incur additional debt, subject to limitations imposed by our senior secured credit facilities and the indenture governing our notes. Under our indenture governing the notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to fixed charges, as defined) is at least 2.0 to 1.0. In this Report, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio based on the financial information for the last twelve months at the end of each quarter.

Net Income Reconciliation to EBITDA and Adjusted EBITDA

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA as further adjusted to exclude unusual items and other adjustments described below. We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in our senior secured credit facilities and the indenture governing the notes in testing our compliance with covenants therein such as debt incurrence. In addition, in evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

Some of the limitations of EBITDA and Adjusted EBITDA are as follows:

•	they do not reflect cash outlays for capital expenditures or future contractual commitments;

•	they do not reflect changes in, or cash requirements for, working capital;

•	they do not reflect interest expense, or the cash requirements necessary to service interest, or principal payments, on indebtedness;

•	they do not reflect income tax expense or the cash necessary to pay income taxes;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

•

other companies, including other companies in our industry, may not use EBITDA and Adjusted EBITDA or may calculate EBITDA and Adjusted EBITDA differently than as presented in this Report, limiting their usefulness as a comparative measure.

Adjusted EBITDA is not a measurement of liquidity or financial performance under GAAP. You should not consider Adjusted EBITDA as an alternative to cash flows from operating activities determined in accordance with GAAP, as an indicator of cash flows, as a measure of liquidity or as an alternative to operating or net income determined in accordance with GAAP.

A reconciliation of net income to EBITDA and Adjusted EBITDA is provided below:

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended June 30, 2011	Three months ended June 30, 2010

Net income from continuing operations	$2,059	$15,095
Income tax (benefit) expense	(477)	8,357
Interest expense (income)	13,609	(131)
Depreciation and amortization	17,092	6,424

EBITDA	$32,283	$29,745

Standalone Cost Savings (a)	411	2,044
Disposals (b)	—	(2,874)
Equity Income (c)	482	(641)
Compensation and benefits (d)	713	(384)
Transaction fees & refinancing costs (e)	1,671	548
Management fees (f)	636	—
Westernbank EBITDA (g)	—	1,975
Purchase Accounting (h)	(277)	—

Adjusted EBITDA	$35,919	$30,413

	Successor	Predecessor
(Dollar amounts in thousands)	Six months ended June 30, 2011	Six months ended June 30, 2010	Twelve months ended June 30, 2011

Net income from continuing operations	$25,830	$28,330	$35,850
Income tax (benefit) expense	(29,523)	16,218	(24,085)
Interest expense (income)	27,417	(273)	40,718
Depreciation and amortization	34,464	12,346	59,264

EBITDA	$58,188	$56,621	$111,747

Standalone Cost Savings (a)	658	3,851	1,773
Disposals (b)	—	(3,407)	(449)
Equity Income (c)	482	(1,292)	2,436
Compensation and benefits (d)	841	(761)	8,170
Transaction fees & refinancing costs (e)	5,827	565	8,092
Management fees (f)	1,260	—	1,260
Westernbank EBITDA (g)	—	3,950	1,317
Purchase Accounting (h)	772	—	1,367

Adjusted EBITDA	$68,028	$59,527	$135,713

(a)	Represents stand-alone savings for costs historically allocated to EVERTEC by Popular, which did not continue post closing, other than temporary transition costs, net of estimated stand-alone costs. The allocations were primarily based on a percentage of revenues or costs (and not based on actual costs incurred) and related to corporate functions such as accounting, tax, treasury, payroll and benefits, risk management, institutional marketing, legal, public relations and compliance. The allocations were $2.9 million and $5.6 million for the three and six months ended June 30, 2010, respectively, which were partially offset by estimated stand-alone costs of $0.9 million and $1.7 million for the three and six months ended June 30, 2010, respectively. Our estimated stand-alone costs are based on assumptions and estimates that we believe are reasonable, but such assumptions and estimates may prove to be inaccurate over time. During a transition period of one year after the closing, we will receive certain services from Popular and its affiliates pursuant to a transition services agreement, at prices that we believe approximate our stand-alone costs.
(b)	Relates to (i) removal of gain on sale in April 2010 of the Company’s equity interest in Inmediata Health Group Corp., and of the related equity income, (ii) allocations previously charged to the discontinued Venezuela operations and (iii) write-off of certain investment securities in the three months ended December 31, 2010.
(c)	Represents the elimination of historical non-cash equity in earnings of investments reported in Net Income from EVERTEC’s 53.97% equity ownership in CONTADO and 31.11% equity ownership in Serfinsa, net of cash dividends received from CONTADO. The equity income adjustments include cash dividends from CONTADO of $1.5 million in December 2010. On March 31, 2011, after a final agreement was reached between Popular and the other shareholders of CONTADO, Popular transferred to EVERTEC 19.99% of the equity interest in CONTADO. The three and six months ended June 30, 2011 includes cash dividends received from CONTADO of $0.7 million, offset by CONTADO’s non-cash equity income of $0.2 million.
(d)	Predominantly relates to non-recurring bonuses and payroll tax impact of awards given to certain EVERTEC employees in connection with the Merger, partially offset by estimated costs for the anticipated reinstatement of the employer’s matching contribution to defined contribution pre-tax savings plan which was suspended in March 2009 and reinstated in March 2011. Other adjustments relate to: (i) estimated incremental cost previously impacted by the Troubled Asset Relief Program (“TARP”) restrictions, (ii) employee benefit cost savings, (iii) add back of non-cash equity based compensation, and (iv) voluntary retirement program related amounts.
(e)	Relates to the following items: (i) transition fees to support additional requirements of a stand-alone entity (ii) costs relating to the refinancing of our senior secured credit facility and senior notes exchange offer, and (iii) non-recurring additional property taxes assessed by the government in the three months ended June 30, 2010.
(f)	Represents the management fee payable to the equity sponsors which commenced in January 2011.
(g)	Represents an estimated adjustment for additional EBITDA to be earned from EVERTEC’s processing of Westernbank volumes. The estimate was arrived at using the pricing schedule in the Master Services Agreement as well as management’s estimated related costs of the contribution of additional business volume. Banco Popular acquired Westernbank’s Puerto Rican operations on April 30, 2010, and EVERTEC did not realize the impact of these additional volumes and associated revenues until the third quarter of 2010. The estimate of current Westernbank EBITDA has been added to previous periods for comparative purposes, and reflects estimated, rather than observed, impact.
(h)	Represents elimination of the effects of purchase accounting in connection with (i) certain customer service and software related arrangements where EVERTEC receives subsidies from Popular; and (ii) EVERTEC’s rights and obligations to buy equity interests in CONTADO and Serfinsa.

Off Balance Sheet Arrangements

Currently, we do not have any off balance sheet arrangements.

Potential Debt Repurchases

We or our affiliates may, from time to time, purchase our senior notes. Any such future purchase may be made through open market or privately negotiated transactions with third parties (who may be our affiliates) or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

Seasonality

EVERTEC’s business generally experiences increased activity during the traditional holiday shopping periods and around other nationally recognized holidays.

Effect of Inflation

While inflationary increases in certain inputs costs, such as occupancy, labor and benefits, and general administrative costs, have an impact on our operating results, inflation has had minimal net impact on our operating results during the last three years, except for our operation in Venezuela which was not acquired as part of the Merger, as overall inflation has been offset by increased selling process and cost reduction actions. We cannot assure, however, that we will not be affected by general inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks arising from our normal business activities. These market risks principally involve the possibility of change in interest rates that will adversely affect the value of our financial assets and liabilities or future cash flows and earnings. Market risk is the potential loss arising from adverse changes in market rates and prices.

Interest rate risks

We issued fixed and floating-rate debt to finance the Merger which is subject to the fluctuations in interest rates in respect of our floating-rate debt. Borrowings under our new senior credit facilities accrue interest at variable rates but are subject to floors or minimum rates. A 100 basis point increase in the applicable margins over our floor(s) on our debt balances outstanding as of June 30, 2011, under our term senior credit facilities would increase our annual interest expense by approximately $3.5 million.

Foreign exchange risk

We conduct business in certain countries in Latin America. Although not significant, some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive income or loss in the consolidated statement of changes in stockholder’s equity and comprehensive income, except for highly inflationary environments in which the effects would be included in other operating income in the combined statements of operations.

Our Venezuela business was not acquired as part of the Merger. Therefore, we do not anticipate any impact from Venezuela on our results of operations going forward.

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures. The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding the foregoing, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to litigation and arbitration in the ordinary course of business. We are not party to any material litigation or arbitration and are not currently aware of any pending or threatened material litigation at this time.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Registration Statement.

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Agreement, dated as of June 29, 2011, by and among EVERTEC, Inc., Carib Holdings, Inc. and Luis O. Abreu and Ileana Gonzalez

10.2*	Employment Agreement, dated as of June 30, 2011, by and between EVERTEC, Inc. and Juan Jose Román-Jiménez

10.3*	Subscription Agreement, dated as of June 30, 2011, by and between Carib Holdings, Inc. and Juan Jose Román-Jiménez

10.4*	Stock Option Agreement, dated as of June 30, 2011, by and between Carib Holdings, Inc. and Juan Jose Román-Jiménez

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, INC. (Registrant)

Date: August 12, 2011	By:	/S/ Felix M. Villamil

Felix M. Villamil Chief Executive Officer

Date: August 12, 2011	By:	/S/ Juan J. Román

Juan J. Román Chief Financial Officer

S-1