Form 10-Q
period 2011-09-30
EVERTEC, Inc.
filed 2011-11-14
CIK 1517783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At November 10, 2011, there were 100 outstanding shares of common stock of EVERTEC, Inc.

		Page

Part I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Consolidated (Successor) Balance Sheets as of September 30, 2011 and December 31, 2010	1

	Unaudited Consolidated (Successor) and Combined (Predecessor) Statements of (Loss) Income for the three and nine months ended September 30, 2011 and 2010	2

	Unaudited Consolidated (Successor) Statement of Changes in Stockholder’s Equity and Comprehensive Income for the nine months ended September 30, 2011	3

	Unaudited Consolidated (Successor) and Combined (Predecessor) Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	4

	Notes to Unaudited Consolidated (Successor) and Combined (Predecessor) Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

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

•

our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues and with Banco Popular de Puerto Rico, Popular’s principal banking subsidiary, to grow our Merchant Acquiring business;

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERTEC, Inc. (Unaudited) Consolidated (Successor) Balance Sheets

(Dollar amounts in thousands)

	September 30, 2011	December 31, 2010
Assets
Current Assets:
Cash	$56,624	$55,199
Restricted cash	7,672	6,100
Accounts receivable, net	52,739	62,228
Prepaid expenses and other assets	25,936	16,611
Deferred project costs	1,619	918

Total current assets	144,590	141,056
Investment in equity investees	12,886	—
Property and equipment, net	38,014	43,689
Goodwill	371,479	372,584
Other intangible assets, net	460,663	490,616
Other long-term assets	24,338	29,964

Total assets	$1,051,970	$1,077,909

Liabilities and stockholder’s equity
Current Liabilities:
Accrued liabilities	$36,543	$40,951
Accounts payable	28,698	17,707
Unearned income	400	316
Income tax payable	2,991	2,439
Current portion of long-term debt	—	3,550
Deferred tax liability, net	9,659	13,867

Total current liabilities	78,291	78,830
Long-term debt	532,806	558,623
Long-term deferred tax liability, net	92,593	112,885
Other long-term liabilities	674	2,228

Total liabilities	704,364	752,566
Commitments and contingencies (Note 12)
Stockholder’s equity
Preferred stock (Par value $1.00; 0.5 million shares authorized; none issued)
Common stock (Par value $1.00; 2.5 million shares authorized; 100 shares issued and outstanding)
Additional paid-in capital	326,167	325,483
Retained earnings	23,171	2
Accumulated other comprehensive income (loss), net of tax	(1,732)	(142)

Total stockholder’s equity	347,606	325,343

Total liabilities and stockholder’s equity	$1,051,970	$1,077,909

The accompanying notes are an integral part of these financial statements.

EVERTEC, Inc. (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Statements of (Loss) Income

(Dollar amounts in thousands)

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Revenues
Transaction processing (from affiliates: $6,093, $6,125, $18,512 and $17,364)	$22,172	$19,924	$63,182	$56,777
Merchant acquiring, net (from affiliates: $2,557, $1,885, $7,007 and $1,884)	14,576	13,945	44,043	39,761
Business solutions (from affiliates: $30,306, $31,402, $91,224 and $86,889)	40,800	39,781	120,036	111,784

Total revenues	77,548	73,650	227,261	208,322

Operating costs and expenses
Cost of revenues	36,197	35,696	106,542	106,548
Selling, general and administrative expenses	8,548	15,261	26,005	27,000
Depreciation and amortization	17,513	7,079	51,977	19,425

Total operating costs and expenses	62,258	58,036	184,524	152,973

Income from operations	15,290	15,614	42,737	55,349

Non-operating (expenses) income
Interest income	178	30	637	360
Interest expense	(11,396)	(13)	(39,272)	(70)
Earnings of equity method investments	429	6	685	2,270

	(10,789)	23	(37,950)	2,560

Other (expenses) income:
Voluntary Retirement Program (“VRP”) expense	(14,197)	—	(14,197)	—
Other income (expense)	1,888	—	(2,091)	2,276

	(12,309)	—	(16,288)	2,276

Total non-operating (expenses) income	(23,098)	23	(54,238)	4,836

(Loss) income before income taxes	(7,808)	15,637	(11,501)	60,185
Income tax (benefit) expense	(5,132)	6,799	(34,670)	23,017

Net (loss) income from continuing operations	(2,676)	8,838	23,169	37,168
Net income from discontinued operations	—	1,303	—	117

Net (loss) income	$(2,676)	$10,141	$23,169	$37,285

The accompanying notes are an integral part of these unaudited financial statements.

EVERTEC, Inc. (Unaudited) Consolidated (Successor) Statement of Changes in Stockholder’s Equity and Comprehensive Income

(Dollar amounts in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2010	100	$—	$325,483	$2	$(142)	$325,343
Share-based compensation recognized			684			684
Net income				23,169		23,169
Other comprehensive income
Foreign currency translation arising during the period					(1,590)	(1,590)

Total comprehensive income, net of tax						21,579

Balance at September 30, 2011	100	$—	$326,167	$23,171	$(1,732)	$347,606

The accompanying notes are an integral part of these unaudited financial statements.

EVERTEC, Inc. (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Statements of Cash Flows

(Dollar amounts in thousands)

	Successor	Predecessor
	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flows from operating activities from continuing operations
Net income	$23,169	$37,285
Net income from discontinued operations	—	117

Net income from continuing operations	23,169	37,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,977	19,425
Amortization of debt issue costs and accretion of discount	6,499	—
Provision (recovery) for doubtful accounts and sundry losses	918	(666)
Deferred tax (benefit) expense	(24,400)	2,806
Share-based compensation	684	—
Realized loss on derivative	1,399	—
Loss on disposition of property and equipment	56	—
Gain on sale of equity method investment	—	(2,276)
Equity in earnings of investment	(685)	(2,270)
Dividend received from equity investment	738	68
Prepayment penalty related to debt refinancing	(3,387)	—
(Increase) decrease in assets:
Accounts receivable, net	11,512	(8,776)
Prepaid expenses and other assets	(12,807)	(1,421)
Deferred project costs	(701)	(2,192)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	5,768	21,001
Income tax payable	553	1,427
Unearned income	84	(111)
Other long-term liabilities	(1,554)	(481)

Total adjustments	36,654	26,534

Net cash provided by operating activities from continuing operations	59,823	63,702

Cash flows from investing activities from continuing operations
Net (increase) decrease in restricted cash	(1,572)	581
Net decrease in short-term investments	—	9,431
Intangible assets acquired	(12,186)	(11,780)
Property and equipment acquired	(6,412)	(13,181)
Proceeds from sales of equity method investment	—	7,509
Proceeds from sales of property and equipment	106	—
Acquisition of an equity method investment	(9,244)	—
Contingent consideration paid	—	(1,000)
Net repayments on short-term loans due from affiliate	—	24,225
Cash delivered from sale of subsidiary	—	368

Net cash (used in) provided by investing activities from continuing operations	(29,308)	16,153

Cash flows from financing activities from continuing operations
Debt issuance costs	—	(643)
Repayment of long-term debt	(29,090)	(1,413)
Dividends paid	—	(55,700)
Net distributions to an affiliate	—	(8,040)

Net cash used in financing activities from continuing operations	(29,090)	(65,796)

Cash flows from discontinued operations
Net cash provided by operating activities	—	2,930
Net cash used in investing activities	—	(452)

Net cash provided by discontinued operations	—	2,478

Net increase in cash	1,425	16,537
Less: Net decrease in cash related to discontinued operations	—	132
Cash at beginning of the period from continuing operations	55,199	11,891

Cash at end of the period from continuing operations	$56,624	$28,560

Supplemental disclosure of non-cash activities:
Net assets received from parent in the form of capital contribution	$—	$5,565
Software packages acquired through a financing agreement	—	1,813
Translation adjustment	1,590	650

The accompanying notes are an integral part of these financial statements.

Notes to (Unaudited) Consolidated (Successor) and Combined (Predecessor) Financial Statements

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

Note 1 – The Company and Summary of Significant Accounting Policies

The Company

EVERTEC, Inc. and its subsidiaries (collectively the “Company,” “EVERTEC,” “we,” “our,” or “us”) are a diversified processing business, offering transaction and payment processing, merchant acquiring and processing and business process management solutions services in Puerto Rico and certain countries throughout the Caribbean and Latin America. We own and operate the ATH network, the leading debit payment and automated teller machine (“ATM”) network in Puerto Rico. Our products and services include point-of-sale (“POS”) processing, network and switch services, automated teller machine driving services, core bank processing, business process outsourcing solutions, technology infrastructure management, financial services applications and merchant acquiring services. Our Merchant Acquiring business is the largest merchant acquirer in Puerto Rico, and the fifth largest in Latin America, providing an end-to-end electronic payment offering to over 16,000 merchants. EVERTEC’s subsidiaries include Sense Software International Corp. (“Sense”), EVERTEC Dominicana S.A., EVERTEC Latinoamérica, S.A., ATH Costa Rica, S.A. (“ATH CR”) and T.I.I. Smart Solutions, Inc.

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

Popular and EVERTEC also entered into an Intellectual Property (“IP”) Purchase and Sale Agreement in which Popular agreed to, and caused certain of its subsidiaries to sell to EVERTEC certain intellectual property, including the trademarks relating to the ATH brand, in exchange for $45.0 million. Banco Popular de Puerto Rico (“Banco Popular”), a wholly owned subsidiary of Popular, also entered into an Independent Sales Organization and Sponsorship Agreement with EVERTEC in which Banco Popular agreed to sponsor EVERTEC as an independent sales organization with various credit card associations. The closing of these transactions was completed on September 30, 2010.

Basis of Presentation

The Merger was closed on September 30, 2010. The accompanying unaudited consolidated balance sheet as of September 30, 2011 and December 31, 2010, the unaudited consolidated statements of income for the three and nine months ended September 30, 2011 and unaudited statement of cash flows and changes in stockholder’s equity for the nine month period ended September 30, 2011 were prepared reflecting purchase accounting and other transaction adjustments resulting from the Merger, and are labeled as “Successor”. The accompanying combined unaudited statements of income for the three and nine months ended September 30, 2010 and unaudited statements of cash flows for the nine months ended September 30, 2010 do not include adjustments or transactions attributable to the Merger, and are labeled as “Predecessor”.

The combined unaudited financial statements of the Predecessor reflect the revenues and expenses directly attributable to the EVERTEC processing operation (“EVERTEC Business Group”), as well as certain allocated corporate services expenses from Popular and its subsidiaries. These corporate services expenses were for support functions such as accounting, finance, legal, public relations, information systems and human resources. The corporate services expenses were allocated based on a percentage of revenues or costs (and not based on actual costs incurred). Management believes that such allocation methodology is reasonable. Following the consummation of the Merger, there is a period of transition during which the Company expects some of these services will continue to be provided by Popular, pursuant to a transition services agreement. Payment processing services to commercial and retail merchants were previously provided by Banco Popular through its merchant acquiring business, until June 30, 2010 when the merchant acquiring business was transferred to EVERTEC. Also, the TicketPop business was conducted at Banco Popular until June 30, 2010 when it was transferred to EVERTEC. The financial results for the period ended September 30, 2010 were prepared on a “carved-out” basis from Popular’s consolidated financial statements to include the TicketPop business and Merchant Acquiring business as part of EVERTEC results.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

During the third quarter of 2011, the Company reevaluated deferred revenue recognized for certain contracts, software intangibles and software prepaid maintenance accounting and identified errors in its previously issued financial statements. As a result, the Company has recorded an out of period adjustment during the third quarter of 2011. The impact of correcting these errors in the prior periods would have decreased net income by approximately $0.4 million for the year ended December 31, 2010, including $0.4 million related to the predecessor period, increased net income by approximately $57,000 for the three months ended March 31, 2011 and decreased net income by approximately $0.2 million for the three months ended June 30, 2011. After evaluating the quantitative and qualitative aspects of the misstatements, management has determined that the effect of errors noted were not material to the financial statements of the prior periods impacted or current period, and accordingly, has recorded an out of period adjustment in the current period.

The Company offered a Voluntary Retirement Program (“VRP”) for all employees who are at least 50 years of age and with a minimum of 15 years of service by December 31, 2011. Approximately 140 employees elected to participate in the VRP and as of September 30, 2011 an estimated one-time separation charge of $14.2 million was reflected in our financial results.

In the opinion of management, the accompanying unaudited consolidated and combined financial statements, prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), contain all adjustments, all of which are normal and recurring in nature, necessary for a fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the SEC. All of these unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements for the fiscal year ended December 31, 2010, included in the Company’s registration statement on Form S-4 which was declared effective by the SEC on August 2, 2011 (the “Registration Statement”). The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations for the full year or any future period.

Certain reclassifications have been made to the 2010 unaudited combined financial statements and notes to the financial statements to conform with the presentation in 2011.

Note 2 – Recent Accounting Pronouncements

Accounting Standard Update (“ASU”) No. 2011-08 – Intangibles – Goodwill and Other (Topic 350). In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08 that provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

In reaching its conclusion about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity should consider the extent to which each of the adverse events or circumstances identified could affect the comparison of a reporting unit’s fair value with its carrying amount. An entity should place more weight on the events and circumstances that most affect a reporting unit’s fair value or the carrying amount of its net assets. Also, an entity should consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity has a recent fair value calculation for a reporting unit, it also should include as a factor in its consideration the difference between the fair value and the carrying amount in deciding whether the first step of the impairment test is necessary.

Under the amendments, an entity no longer is permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year. The amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Management does not expect the implementation of this standard to have a material effect on the financial statements.

ASU No. 2011-05 – Comprehensive Income (Topic 220). In June 2011, the FASB issued ASU No. 2011-05 to provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.

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

For the three and nine months ended September 30, 2011 and 2010

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

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

As a result of the Merger consummated on September 30, 2010, goodwill of $372.6 million was recorded on the balance sheet. As of September 30, 2011, goodwill decreased to $371.5 million, mainly due to foreign currency translation adjustments. During the third quarter of 2011, retrospective adjustments were made to the estimated fair values of assets acquired and liabilities assumed associated with the Merger to reflect new information obtained during the measurement period, about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition date fair value measurements. The retrospective adjustments were mostly driven by refinements in the tax treatment of the indemnification assets and the unfavorable contract liability related to a contract with one of Popular’s clients.

The following table presents the changes in fair value during the third quarter of 2011 of assets acquired and liabilities assumed as of the Merger date:

(Dollar amounts in thousands)	Fair value including retrospective adjustments(a)	Original fair values(b)	Change
Fair value of EVERTEC:
Purchase of EVERTEC equity and related intangible assets	$665,576	$665,576	$—
Fair value of Popular rolled equity	176,562	176,562	—

Total fair value of EVERTEC	842,138	842,138	—
Fair value of assets acquired and liabilities assumed:			—
Cash	28,560	28,560	—
Restricted cash	3,095	3,095	—
Short-term investments	559	559	—
Account receivable, net	60,306	60,656	350
Prepaid expenses and other assets	19,881	19,881	—
Other assets	642	642	—
Deferred project costs	2,966	2,966	—
Property and equipment, net	43,718	43,718	—
Customer relationships	313,768	313,768	—
Trademark	39,950	39,950	—
Non-compete agreement	56,539	56,539	—
Software packages	86,416	86,416	—
Accrued liabilities	(37,395)	(37,395)	—
Accounts payable	(17,167)	(17,167)	—
Income tax payable	(2,437)	(2,437)	—
Deferred tax liability, net	(128,034)	(132,181)	(4,147)
Other long-term liabilities	(1,813)	(1,813)	—

Net assets acquired	469,554	465,757	(3,797)

Excess purchase price attributable to goodwill acquired	$372,584	$376,381	$3,797

(a)	Amounts reported include retrospective adjustments recorded during the third quarter of 2011.
(b)	Fair value amounts as originally assigned.

The following table presents the changes in the consolidated statement of income as a result of the retrospective adjustments driven by refinements in the tax treatment assumptions of the indemnification assets and the unfavorable contract liability related to a contract with one of Popular’s clients for the periods below:

(Dollar amounts in thousands)	Three months ended December 31, 2010, as adjusted	Three months ended December 31, 2010, as reported	Three months ended March 31, 2011, as adjusted	Three months ended March 31, 2011, as reported	Three months ended June 30, 2011, as adjusted	Three months ended June 30, 2011, as reported
(Loss) income before income taxes	$(178)	$(178)	$(5,275)	$(5,275)	$1,582	$1,582
Income tax benefit	(180)	(1,361)	(29,146)	(29,046)	(391)	(477)

Net income	$2	$1,183	$23,871	$23,771	$1,973	$2,059

The following unaudited pro forma results of operations assume that the Merger occurred on January 1, 2010, after giving effect to purchase method accounting adjustments relating to depreciation and amortization of revalued assets, interest expense associated with the senior credit facilities and the senior notes, and other acquisition-related adjustments in connection with the Merger. These unaudited pro forma results exclude transaction costs incurred in connection with the Merger. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor of the results that may be obtained in the future.

	Predecessor
	Three months ended	Nine months ended
(Dollar amounts in thousands)	September 30, 2010	September 30, 2010
Revenues	$74,330	$210,267
Net income	$2,698	$7,709

The Acquisition of an Equity Interest in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”)

The Predecessor financial statements reflect 53.97% and 31.11% equity interests in CONTADO and Servicios Financieros, S.A. de C.V. (“Serfinsa”), respectively, through September 30, 2010. Such equity interests were owned by a subsidiary of Popular, but were reflected in the Company’s combined Predecessor financial statements because the financial statements were prepared on a carve-out basis.

The parties to the Merger Agreement agreed that the Company would acquire on the Merger closing date up to 53.97% and 31.11% of the equity interests in CONTADO and Serfinsa for cash in the amount of $37.0 million and $0.4 million, respectively, if certain conditions were met. One of the conditions was that the other shareholders of CONTADO and Serfinsa could exercise their right of first refusal (“ROFR”) to purchase all or part of the 53.97% and 31.11% equity interests. The Company did not acquire any equity interest in CONTADO nor Serfinsa on the Merger closing date because the conditions set forth in the Merger Agreement and related agreements had not been satisfied at such date. The Company made a partial payment in the amount of $17.0 million and held back $20.0 million for CONTADO and made a partial payment in the amount of $0.1 million and held back $0.3 million for Serfinsa at the Merger closing date.

On March 31, 2011, after all the other shareholders of CONTADO exercised their ROFR and all conditions required for the CONTADO acquisition in the Merger Agreement and related agreements were satisfied, the Company was able to acquire a 19.99% interest in CONTADO from a subsidiary of Popular. Popular paid to the Company $10.8 million, which represented 50% of the after tax proceeds received by Popular from the sale of the 33.98% equity interest in CONTADO not transferred to the Company, and the Company paid to Popular the $20.0 million held back at the Merger closing date. The Company recorded the 19.99% equity interest in CONTADO at approximately $13.0 million, which was the fair value as of March 31, 2011 and accounted for the investment under the equity method of accounting. The purchase price was preliminarily allocated to assets and liabilities based on their estimated fair values.

The agreement to purchase the equity interest in CONTADO and the Company’s right to dividends declared or paid by CONTADO during the ROFR period have been treated as freestanding derivatives since the Merger closing date. The derivatives were settled on March 31, 2011. For the nine months ended September 30, 2011, the resulting loss of $1.2 million from settlement of the derivatives was recorded on the other expenses caption in the unaudited consolidated statement of income.

On June 29, 2011, all of the Serfinsa shares were sold to the shareholders of Serfinsa in connection with the ROFR. As a result of this transaction, Popular transferred to EVERTEC $0.2 million and EVERTEC transferred to Popular $0.3 million. For the nine months ended September 30, 2011, the Company recognized a loss of $0.2 million as a result of this transaction.

Note 4 – Investment in Equity Investees

CONTADO is the largest merchant acquirer and ATM network in the Dominican Republic. In the Predecessor period, the investment in a 53.97% equity interest of CONTADO was carried under the equity method of accounting. The equity in CONTADO’s net income recognized in the combined unaudited statements of income for the three and nine months ended September 30, 2010 amounted to a loss of $0.4 million and income of $0.8 million, respectively. Serfinsa is primarily engaged in the ATM and POS processing services in the Republic of El Salvador. In the Predecessor period, the investment in a 31.11% equity interest of Serfinsa was carried under the

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010 equity method of accounting. The equity in Serfinsa’s net income recognized in the combined statements of income for the three and nine months ended September 30, 2010 amounted to $3,986 and $8,559, respectively.

For the three and nine months ended September 30, 2010, the Company received dividends amounting to $68,000 from Serfinsa. No dividends were received from CONTADO during the three and nine months ended September 30, 2010. During the nine months ended September 30, 2011, the Company recorded $0.7 million in equity in CONTADO’s net income and a dividend of $0.7 million.

In the Predecessor period, EVERTEC held an equity interest of 19.99% in Inmediata Health Group, Corp. (“IHGC”). The equity in IHGC’s net income recognized in the combined unaudited statement of income for the nine months ended September 30, 2010 was $2.4 million, which includes a pre-tax gain of $2.3 million related to the sale of the 19.99% ownership in IHGC in April 2010.

Note 5 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	September 30, 2011	December 31, 2010
Buildings	30	$2,083	$2,093
Data processing equipment	3-5	43,749	37,942
Furniture and equipment	3-10	5,523	5,759
Leasehold improvements	5-10	546	531

		51,901	46,325

Less - accumulated depreciation and amortization		(15,388)	(4,139)

Depreciable assets, net		36,513	42,186
Land		1,501	1,503

		$38,014	$43,689

Depreciation and amortization expense related to property and equipment was $3.9 million and $11.4 million for the three and nine months ended September 30, 2011, respectively, and $3.6 million and $10.3 million for the corresponding 2010 periods.

Note 6 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 15):

(Dollar amounts in thousands)	Transaction processing	Merchant acquiring, net	Business solutions	Total
Balance at December 31, 2010	$200,569	$166,959	$5,056	$372,584
Currency translation adjustments	(980)	—	(125)	(1,105)

Balance at September 30, 2011	$199,589	$166,959	$4,931	$371,479

Goodwill is tested for impairment at least annually using a two-step process at each reporting unit level. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary.

During the third quarter of 2011, the Company completed the impairment evaluation, as described above, and determined that there are no impairment losses to be recognized during the period. The present value of future cash flows was used to determine the fair value of each reporting unit. There were no triggering events or changes in circumstances that subsequent to the impairment test would have required an additional impairment evaluation.

The carrying amount of other intangible assets for the nine months ended September 30, 2011 and the year ended December 31, 2010 consisted of the following:

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

(Dollar amounts in thousands)	September 30, 2011
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$313,435	$(22,703)	$290,732
Trademark	10-14	39,950	(3,464)	36,486
Software packages	3-5	104,677	(24,002)	80,675
Non-compete agreement	15	56,539	(3,769)	52,770

		$514,601	$(53,938)	$460,663

(Dollar amounts in thousands)	December 31, 2011
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$313,768	$(5,740)	$308,028
Trademark	10-14	39,950	(866)	39,084
Software packages	3-5	93,905	(5,998)	87,907
Non-compete agreement	15	56,539	(942)	55,597

		$504,162	$(13,546)	$490,616

For the three and nine months ended September 30, 2011, the Company recorded amortization expense related to other intangibles of $13.6 million and $40.6 million, respectively, compared to $3.5 million and $9.1 million for the corresponding 2010 periods.

Note 7 – Debt

Net debt as of September 30, 2011 and December 31, 2010 was as follows:

(Dollar amounts in thousands)	September 30, 2011	December 31, 2010
$355.0 million Senior Secured Credit Facility due in September 2016 paying interest at variable interest rate (London InterBank Offered Rate (“LIBOR”) plus margin(1))	$312,806	$342,173
$220.0 million Senior Notes due October 1, 2018, paying interest semi-annually at a rate of 11% per annum	220,000	220,000

(1)	Subject to a minimum rate (“LIBOR floor”) of 1.50% at September 30, 2011 and 1.75% at December 31, 2010.

Senior Secured Credit Facilities:

On March 3, 2011, EVERTEC entered into a credit agreement amendment concerning its existing senior secured credit facility. The amendment did not modify the term or the size of the facility. Under the amended senior secured credit facility:

(i)	The interest rate margins have been reduced from 5.25% to 4.00% per annum on term loans bearing interest at LIBOR, from 4.25% to 3.00% per annum on term loans bearing interest at an alternate base rate (“ABR”), from 5.25% to 3.75% per annum on revolving loans bearing interest at LIBOR, and from 4.25% to 2.75% per annum on revolving loans bearing interest at an ABR;

(ii)	The LIBOR floor has been decreased from 1.75% to 1.50% per annum and the ABR floor has been reduced from 2.75% to 2.50% per annum; and

(iii)	The incremental facility under the existing credit agreement has been increased from $115.0 million to the greater of $125.0 million and the maximum principal amount of debt that would not cause EVERTEC’s senior secured leverage ratio to exceed 3.25 to 1.00.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

The amendment also modified certain restrictive covenants in the existing senior credit agreement to provide the Company generally with additional flexibility. Among other things, the amendment modified certain financial performance covenants. In connection with the amendment, the Company was required to pay a call premium of $3.5 million.

The Company evaluated this amendment of the senior credit facility under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and determined that most of these syndicated borrowings were modified. Accordingly, $3.4 million of prepayment penalties for the modified debts was capitalized and accounted for as an adjustment to interest expense over the remaining term of the debt using the interest method, and $0.2 million of prepayment penalties for the extinguished debts was expensed. In addition, the Company wrote off $0.6 million of debt issuance costs and $0.5 million of a debt discount for the extinguished debts. The Company also expensed $2.1 million of third party fees incurred in connection with the amendment, which was recorded in the other expense caption in the unaudited consolidated statement of income.

On April 7, 2011, the Company repaid $1.7 million of its senior secured term loan using the cash received from Popular in connection with the acquisition of CONTADO (See Note 3) as required under the terms of its senior secured credit facility. In addition, on May 4, 2011, the Company made a voluntary prepayment of $24.7 million on its senior secured term loan, with no prepayment penalty. As a result of this voluntary prepayment, the Company has no scheduled quarterly amortization payment obligation until the final lump-sum payment at the maturity date. However, from time to time the Company may make voluntary payments at its discretion.

On May 27, 2011, the Company achieved a Senior Secured Leverage Ratio, as defined in the amended senior credit agreement, below 2.50 to 1.00 and as a result the applicable commitment fee for the revolving facility was reduced from 0.75% to 0.50% as well as the applicable margins from 3.75% to 3.25% under the LIBOR option and from 2.75% to 2.25% under the ABR option.

On August 27, 2011, the Company achieved a Senior Secured Leverage Ratio below 2.25 to 1.00 and as a result the applicable margins on the senior secured credit facility debt were reduced from 4.00% to 3.75% under the LIBOR option and from 3.00% to 2.75% under the ABR option.

As of September 30, 2011, the applicable interest rate for the senior secured term loan under the LIBOR option is 5.25%. This is composed of the applicable LIBOR margin of 3.75% plus the LIBOR floor of 1.50%.

Senior Notes:

In connection with the initial issuance of senior notes (the “old notes”), the Company entered into a registration rights agreement with the initial purchasers which provided that an exchange offer of the old notes for new registered notes be consummated no later than 366 calendar days after the original issue date of the old notes. The exchange offer registration statement was declared effective on August 2, 2011 and the exchange offer was consummated on September 14, 2011. The terms of the new registered notes are identical in all material respects to the terms of the old notes, except for the elimination of the transfer restrictions and related rights. All outstanding original senior notes were validly tendered and exchanged for substantially similar notes which have been registered under the Securities Act of 1933.

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

For the three and nine months ended September 30, 2011 and 2010

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

The following table summarizes fair value measurements by level at September 30, 2011 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Indemnification assets:
Software subsidy	$—	$—	$7,588	$7,588
Expected reimbursement	—	—	1,842	1,842

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

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts are a result of the purchase accounting related to the Merger dated September 30, 2010, and have termination dates ranging from February 2012 until September 2015. Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the nine months ended September 30, 2011 reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of September 30, 2011, therefore resulting in a net unrealized gain of approximately $1.0 million which is reflected within the other (expense) income caption in the unaudited consolidated statement of income. The current portion of the indemnification assets is included within accounts receivable, net, and the other long-term portion is included within other long-term assets in the accompanying unaudited consolidated balance sheet.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at September 30, 2011:

(Dollar amounts in thousands)	Carrying Amount	Fair Value

Financial assets:
Indemnification assets
Software subsidy	$7,588	$7,588
Expected reimbursements	$1,842	$1,842

Financial liabilities:
Senior secured term loan	$312,806	$306,945
Senior notes	$220,000	$227,975

The senior secured term loan and the senior notes were priced based on dealer quotes as of September 30, 2011.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

(Dollar amounts in thousands)	Indemnification assets	Derivative assets
Balance at December 31, 2010	$14,836	$4,960
Payments received	(6,273)	—
Unrealized gain recognized in other (expense) income	867	—
Net settlement of derivative	—	(3,561)
Realized loss on derivative	—	(1,399)

Balance at September 30, 2011	$9,430	$—

Balance at June 30, 2011	$11,092	$—
Payments received	(3,290)	—
Unrealized gain recognized in other (expense) income	1,628	—

Balance at September 30, 2011	$9,430	$—

Note 9 – Merchant Acquiring Revenues

Merchant acquiring revenues are presented net of interchange fees and assessments charged by credit and debit card associations. The Company’s gross billings from merchant customers were $39.2 million and $118.0 million for the three and nine months ended September 30, 2011, respectively, and $35.3 million and $100.7 million for the corresponding 2010 periods. Said billings include interchange fees and assessments charged by credit and debit card associations to the Company amounting to $24.6 million and $74.0 million for the three and nine months ended September 30, 2011, respectively, and $21.3 million and $60.9 million for the corresponding 2010 periods.

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

The following table summarizes the nonvested stock options activity for the nine months ended September 30, 2011:

Nonvested stock options	Shares	Weighted-average exercise prices

Nonvested at December 31, 2010	—	$—
Granted(1)	2,869,570	10.00
Vested	(163,287)	10.00
Forfeitures	(175,296)	10.00

Nonvested at September 30, 2011	2,530,987	$10.00

(1)	Includes 50,000 of stock options that were not granted under the Stock Incentive Plan, but are subject to certain terms of the Stock Incentive Plan.

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718. The fair value of the stock options granted during 2011 was estimated using the Black-Scholes-Merton (“BSM”) option pricing model for “Tranche A” options granted under the Stock Incentive Plan and the Monte Carlo simulation analysis for “Tranche B” and “Tranche C” options granted under the Stock Incentive Plan.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

The following table summarizes the nonvested restricted shares activity for the nine months ended September 30, 2011:

Nonvested restricted shares	Shares	Weighted-average grant date fair value

Nonvested at December 31, 2010	—	$—
Granted	80,000	10.00
Vested	(12,328)	10.00

Nonvested at September 30, 2011	67,672	$10.00

Share-based compensation recognized was as follows:

(Dollar amounts in thousands)	Three months ended September 30, 2011	Nine months ended September 30, 2011

Share-based compensation recognized, net
Stock options	$217	$561
Restricted shares	53	123

The maximum unrecognized cost for stock options was $7.6 million as of September 30, 2011.

The maximum unrecognized compensation cost for restricted stock was $0.7 million as of September 30, 2011.

Note 11 – Income Tax

Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. At the end of 2010, the Government of Puerto Rico adopted a comprehensive tax reform in two phases. The first phase of the tax reform was enacted in the last quarter of 2010 where corporations received an income tax credit amounting to 7% of the tax determined, defined as the tax liability less certain credits. The second phase of the reform included a new Internal Revenue Code (the “Code”), which was approved on January 31, 2011. It provides for the reduction of the maximum corporate income tax rate from 40.95% to 30%, including the elimination of a temporary five percent surtax approved in March 2009 for years beginning on January 1, 2009 through December 31, 2011, as well as adding several tax credits and deductions, among other tax reliefs and changes. Under the new Code, the Company has a one-time election to opt out of the new reduced rate. This election must be made with the filing of the 2011 income tax return. The Company elected to use the new reduced rate. As a result, during the first quarter of 2011, the Company recognized a reduction in its deferred tax liability of $30.9 million, which had been recognized at a higher marginal corporate income tax rate. The components of income tax expense for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	Successor	Predecessor	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Continuing operations
Current income tax (benefit) expense	$(12,676)	$4,564	$(10,270)	$20,211
Deferred income tax expense (benefit)	7,544	2,235	(24,400)	2,806

	$(5,132)	$6,799	$(34,670)	$23,017

Discontinued operations
Current income tax expense	$—	$5	$—	$840
Deferred income tax benefit	—	—	—	(23)

	$—	$5	$—	$817

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

The Company was granted a tax exemption under the Tax Incentive Law No. 135 of 1997. Under this grant, EVERTEC was taxed at a rate of 7% on all the income derived from certain data processing and consulting services provided outside Puerto Rico for a 10-year period ended December 1, 2009. On October 11, 2011, the Puerto Rico Government approved a new grant under Tax Incentive Law No. 73 of 2008, retroactive to December 1, 2009. Under the new grant, the preferred rate declines gradually from 7% to 4% by December 1, 2013. After this date, the rate remains at 4% until its expiration in November 1, 2024. The grant is subject to customary capital investment and employment requirements.

The following table presents the components of the Company’s deferred tax assets and liabilities:

(Dollar amounts in thousands)	September 30, 2011	December 31, 2010
Deferred tax assets
Allowance for doubtful accounts	$680	$696
Net operating loss	1,156	—
Unfavorable contract liability	898	3,335
Other temporary assets	777	170

Total gross deferred tax assets	3,511	4,201
Deferred tax liabilities
Deferred compensation	$2,796	$2,604
Differences between the assigned values and the tax basis of assets and liabilities recognized in purchase	93,048	128,218
Debt issue cost	9,820	—
Other temporary liabilities	99	131

Total gross deferred tax liabilities	105,763	130,953

Deferred tax liability, net	$(102,252)	$(126,752)

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Sucessor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
(Dollar amounts in thousands)	Amount	Amount	Amount	Amount

Computed income tax at statutory rates	$(2,285)	$6,403	$(3,450)	$24,646
Benefit of net tax-exempt interest income	(9)	(12)	(17)	(79)
Differences in tax rates due to multiple jurisdictions	—	146	284	(155)
Effect of income subject to capital gain tax rate	—	—	—	(574)
Effect of income subject to tax-exemption grant	(329)	(731)	(810)	(2,479)
Adjustment to DTL due to changes in enacted tax rate	—	—	(30,885)	—
Other	(2,509)	993	208	1,658

Income tax (benefit) expense	$(5,132)	$6,799	$(34,670)	$23,017

The Company filed a closing agreement for the consideration of the Puerto Rico Treasury Department (“PRTD”) requesting the deduction on the 2010 income tax return of $34.0 million of financing costs paid by the Company and incurred as part of the Merger, which is deferred for book purposes and amortized over the life of the debt.

Note 12 – Commitments and Contingencies

Certain lease agreements with related parties contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation. Total deferred rent obligation as of September 30,

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

2011 and December 31, 2010 amounted to $0.5 million and $0.3 million, respectively, and is included within the accounts receivable, net caption in the accompanying unaudited consolidated balance sheet.

Rent expense for office facilities and real estate for the three and nine months ended September 30, 2011 amounted to $1.9 million and $6.0 million, respectively, compared to $2.2 million and $6.6 million for the corresponding 2010 period. Also, rent expense for telecommunications and other equipment for the three and nine months ended September 30, 2011 amounted to $2.0 million and $5.9 million, respectively, compared to $1.9 million and $5.6 million for the corresponding 2010 periods.

In the normal course of business, EVERTEC enters into contracts with customers that include clauses whereby, in the event of default, EVERTEC may be liable for liquidated damages.

The legal entities within EVERTEC are defendants in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations or financial condition of the Company.

On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For matters where it is probable that the Company will incur a loss and the amount can be reasonably estimated, an accrual for the loss is established. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. Based on this process, the Company has identified certain claims where it is probable that it will incur a loss, but in the aggregate the loss would be less than $100,000. For other claims, where the proceedings are in an initial phase, the Company is unable to estimate the range of possible loss for such legal proceedings. However, the Company at this time believes that any loss related to these latter claims will not be material.

Note 13 – Discontinued Operations

The results of operations of the Venezuela business, which was a part of the Company in the Predecessor period, are reported as a discontinued operation in the combined financial statements, as the Venezuela business was not acquired in the Merger.

Prior to the closing of the Merger, the Venezuela business was transferred to Popular and the Company entered into a transition services agreement with Popular, pursuant to which the Company will provide certain services to the Venezuela business for a transition period starting from the closing of the Merger.

The results of discontinued operations for the three and nine months ended September 30, 2010 consisted of the following:

	Predecessor
(Dollar amounts in thousands)	Three months ended September 30, 2010	Nine months ended September 30, 2010
Revenues	$2,785	$8,726
Operating costs and expenses	1,484	7,815

Income from operations	1,301	911
Non-operating income	7	23

Income before income taxes	1,308	934
Income tax expense	5	817

Net income from discontinued operations	$1,303	$117

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

Note 14 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and nine months ended September 30, 2011 and 2010:

	Successor	Predecessor	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Total revenues from affiliates	$38,956	$39,412	$116,743	$106,137

Selling, general and administrative expenses
Administrative overhead and otherallocated expenses from Popular	$—	$—	$—	$2,217
Corporate expense charged by Popular	—	1,930	—	5,263

Total allocated and corporate expense charged by Popular	$—	$1,930	$—	$7,480

Rent and other fees	$3,157	$2,591	$9,055	$7,342

Interest earned from and charged by affiliates:
Interest income	$136	$10	$538	$51

Interest expense(1)	$1,892	$4	$6,481	$10

(1)	Interest expense for the three and nine months ended September 30, 2011, is related to interest accrued on the senior secured term loan and senior notes held by Popular.

At September 30, 2011 and December 31, 2010, EVERTEC had the following balances arising from transactions with related parties:

	Successor	Successor
(Dollar amounts in thousands)	September 30, 2011	December 31, 2010
Cash deposits in affiliated bank	$48,965	$52,298

Indemnification assets from Popular reimbursement (1)
Accounts receivable	$3,881	$6,912

Other long-term assets	$5,687	$7,924

Management fee prepaid to Apollo and Popular(2)	$970	$—

Unearned income related to contract with Popular in accounts payable(3)	$2,992	$10,127

Other due from affiliates
Accounts receivable	$20,942	$22,353

Accounts payable	$(3,350)	$(3,807)

Long-term debt due to affiliate	$90,186	$94,850

Loan to an officer	$—	$170

(1)

Recorded in connection with (a) reimbursement from Popular regarding services the Company provides to certain customers of Popular at preferential prices and (b) reimbursement from Popular regarding certain software license fees. For the nine months ended September 30, 2011, the Company received $6.3 million related to these reimbursements.

(2)	As of September 30, 2011 management fee prepaid is net of a management fee payable to Apollo of $0.3 million.

(3)	Represents unearned income to provide certain services to a customer of Popular until February 2012.

From time to time, EVERTEC obtains performance bonds from insurance companies covering the obligations of EVERTEC under certain contracts. Under the Merger Agreement, Popular is required to, subject to certain exceptions, cause the then outstanding performance bonds to remain outstanding or replace such bonds as needed for 5 years from the closing date of the Merger. EVERTEC entered into a reimbursement agreement with Popular to mirror Popular’s obligations. As a result, EVERTEC is required to reimburse

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

Popular for payment of premiums and related charges and indemnify Popular for certain losses, in case EVERTEC fails to perform or otherwise satisfy its obligations covered by such performance bonds.

EVERTEC had outstanding letters of credit of $2.9 million at September 30, 2011 for which Popular provided collateral. EVERTEC entered into a reimbursement agreement with Popular to mirror Popular’s obligations. As a result, EVERTEC is required to indemnify Popular for losses, in case EVERTEC fails to honor these letters of credit.

Note 15 – Segment Information

The Company operates in three business segments: transaction processing, merchant acquiring and business solutions.

The transaction processing segment includes diversified payment products and services, including the ATH network and processing services, card processing, payment processing and electronic benefit transfer (“EBT”) services.

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

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Transaction processing	Merchant acquiring, net	Business solutions	Other		Total

Successor
Three months ended September 30, 2011
Revenues	$27,346	$14,576	$40,800	$(5,174	)(1)	$77,548
Income from operations	12,631	6,517	8,991	(12,849	)(2)	15,290

Predecessor

Three months ended September 30, 2010
Revenues	$24,230	$13,945	$39,781	$(4,306	)(1)	$73,650
Income from operations	9,936	7,540	6,004	(7,866	)(2)	15,614

(1)	Represents the elimination of intersegment revenues for services provided by the transaction processing segment to merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)

Represents Merger transaction related costs such as non-recurring compensation and benefits, transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

(Dollar amounts in thousands)	Transaction processing	Merchant acquiring, net	Business solutions	Other		Total

Successor
Nine months ended September 30, 2011
Revenues	$77,705	$44,043	$120,036	$(14,523	)(1)	$227,261
Income from operations	34,019	20,663	26,267	(38,212	)(2)	42,737

Predecessor

Nine months ended September 30, 2010
Revenues	$69,391	$39,761	$111,784	$(12,614	)(1)	$208,322
Income from operations	28,086	17,647	18,337	(8,721	)(2)	55,349

(1)	Represents the elimination of intersegment revenues for services provided by the transaction processing segment to merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)

Represents Merger transaction related costs such as non-recurring compensation and benefits, transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

The reconciliation of income from operations to consolidated and combined net (loss) income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended September 30, 2011	Three months ended September 30, 2010

Segment income from operations
Transaction processing	$12,631	$9,936
Merchant acquiring, net	6,517	7,540
Business solutions	8,991	6,004
Other (1)	(12,849)	(7,866)

Income from operations	15,290	15,614

Interest (expense) income	(11,218)	17
Earnings of equity method investments	429	6
Other expenses	(12,309)	—
Income tax benefit (expense)	5,132	(6,799)

Net (loss) income from continuing operations	$(2,676)	$8,838

(1)

Represents Merger transaction related costs such as non- recurring compensation and benefits, transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

	Successor	Predecessor
(Dollar amounts in thousands)	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Segment income from operations
Transaction processing	$34,019	$28,086
Merchant acquiring, net	20,663	17,647
Business solutions	26,267	18,337
Other (1)	(38,212)	(8,721)

Income from operations	42,737	55,349

Interest (expense) income	(38,635)	290
Earnings of equity method investments	685	2,270
Other (expenses) income	(16,288)	2,276
Income tax benefit (expense)	34,670	(23,017)

Net income from continuing operations	$23,169	$37,168

(1)

Represents Merger transaction related costs such as non- recurring compensation and benefits, transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

Note 16 – Guarantor of the Notes and Non-Guarantor Consolidated and Combined Financial Information

On September 30, 2010, the Company issued senior notes with a principal amount of $220.0 million, which were guaranteed by the Company’s 100% owned subsidiaries (see Note 10 of the Company’s audited consolidated and combined financial statements for the year ended December 31, 2010 included in the Company’s Registration Statement). The following financial information presents the Balance Sheets as of September 30, 2011 and December 31, 2010 (Successor), the Statements of Income for the three and nine months ended September 30, 2011 (Successor), and the three and nine months ended September 30, 2010 (Predecessor) and the Statements of Cash Flows for the nine months ended September 30, 2011 (Successor) and the nine months ended September 30, 2010 (Predecessor) of (i) EVERTEC, Inc. (Parent); (ii) the subsidiaries that are guarantors of the senior notes; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated or combined basis. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by EVERTEC, Inc. (“Parent”) and all guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of Parent to obtain funds from any of the guarantor subsidiaries by dividends or loan.

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

	Consolidated Balance Sheet (Successor) as of September 30, 2011
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)

Assets
Current Assets:
Cash	$41,489	$9,638	$5,497	$—	$56,624
Restricted cash	7,672	—	—	—	7,672
Accounts receivable, net	39,473	7,736	5,530	—	52,739
Prepaid expenses and other assets	25,102	566	268	—	25,936
Deferred project costs	1,739	(8)	—	(112)	1,619

Total current assets	115,475	17,932	11,295	(112)	144,590
Investment in subsidiaries, at equity	135,090	—	—	(122,204)	12,886
Property and equipment, net	32,367	542	5,105	—	38,014
Goodwill	296,980	43,341	31,158	—	371,479
Other intangible assets, net	431,080	17,462	12,121	—	460,663
Other long-term assets	24,338	—	—	—	24,338

Total assets	$1,035,330	$79,277	$59,679	$(122,316)	$1,051,970

Liabilities and stockholder’s equity
Current Liabilities:
Accrued liabilities	$35,192	$616	$735	$—	$36,543
Accounts payable	25,057	593	3,048	—	28,698
Unearned income	46	359	—	(5)	400
Income tax payable	—	2,374	617	—	2,991
Current portion of long-term debt	—	—	—	—	—
Deferred tax liability, net	9,125	332	246	(44)	9,659

Total current liabilities	69,420	4,274	4,646	(49)	78,291
Long-term debt	532,806	—	—	—	532,806
Long-term deferred tax liability, net	84,824	4,302	3,467	—	92,593
Other long-term liabilities	674	—	—	—	674

Total liabilities	687,724	8,576	8,113	(49)	704,364

Stockholder’s equity
Common stock	—	55	998	(1,053)	—
Additional paid-in capital	326,167	69,358	50,851	(120,209)	326,167
Retained earnings	23,171	2,393	300	(2,693)	23,171
Accumulated other comprehensive loss	(1,732)	(1,105)	(583)	1,688	(1,732)

Stockholder’s equity	347,606	70,701	51,566	(122,267)	347,606

Total liabilities and stockholder’s equity	$1,035,330	$79,277	$59,679	$(122,316)	$1,051,970

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

	Consolidated Balance Sheet (Successor) as of December 31, 2010
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)
Assets
Current Assets:
Cash	$45,551	$5,739	$3,909	$—	$55,199
Restricted cash	6,100	—	—	—	6,100
Accounts receivable, net	46,632	7,679	7,917	—	62,228
Prepaid expenses and other assets	15,938	424	249	—	16,611
Deferred project costs	976	9	—	(67)	918

Total current assets	115,197	13,851	12,075	(67)	141,056
Investment in subsidiaries, at equity	151,109	—	—	(151,109)	—
Property and equipment, net	37,094	593	6,002	—	43,689
Goodwill	267,985	73,081	31,518	—	372,584
Other intangible assets, net	458,711	18,824	13,081	—	490,616
Other long-term assets	29,964	—	—	—	29,964

Total assets	$1,060,060	$106,349	$62,676	$(151,176)	$1,077,909

Liabilities and stockholder’s equity
Current Liabilities:
Accrued liabilities	$33,754	$392	$6,805	$—	$40,951
Accounts payable	17,341	366	—	—	17,707
Unearned income	133	183	—	—	316
Income tax payable	1,042	1,248	149	—	2,439
Current portion of long-term debt	3,550	—	—	—	3,550
Deferred tax liability, net	12,887	4,390	3,969	(7,379)	13,867

Total current liabilities	68,707	6,579	10,923	(7,379)	78,830
Long-term debt	558,623	—	—	—	558,623
Long-term deferred tax liability, net	104,751	782	—	7,352	112,885
Other long-term liabilities	2,228	—	—	—	2,228

Total liabilities	734,309	7,361	10,923	(27)	752,566

Stockholder’s equity
Common stock	—	55	998	(1,053)	—
Additional paid-in capital	325,875	98,352	50,851	(149,595)	325,483
Retained earnings	18	636	(9)	(643)	2
Accumulated other comprehensive loss	(142)	(55)	(87)	142	(142)

Stockholder’s equity	325,751	98,988	51,753	(151,149)	325,343

Total liabilities and stockholder’s equity	$1,060,060	$106,349	$62,676	$(151,176)	$1,077,909

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

	Consolidated Statement of (Loss) Income (Successor) for the three months ended September 30, 2011

(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)

Revenues
Transaction processing	$16,379	$2,541	$3,265	$(13)	$22,172
Merchant acquiring, net	14,576	—	—	—	14,576
Business solutions	39,887	844	63	6	40,800

Total revenues	70,842	3,385	3,328	(7)	77,548

Operating costs and expenses
Cost of revenues	32,487	1,804	1,911	(5)	36,197
Selling, general and administrative expenses	7,681	171	696	—	8,548
Depreciation and amortization	16,475	456	582	—	17,513

Total operating costs and expenses	56,643	2,431	3,189	(5)	62,258

Income from operations	14,199	954	139	(2)	15,290

Non-operating (expenses) income
Interest income	135	33	10	—	178
Interest expense	(11,396)	—	—	—	(11,396)
Earnings of equity method investments	1,262	—	—	(833)	429
Other (expenses) income	(12,743)	296	138	—	(12,309)

Total non-operating (expenses) income	(22,742)	329	148	(833)	(23,098)

Income before income taxes	(8,543)	1,283	287	(835)	(7,808)
Income tax (benefit) expense	(5,867)	648	87	—	(5,132)

Net (loss) income	$(2,676)	$635	$200	$(835)	$(2,676)

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

	Combined Statement of Income (Loss) (Predecessor) for the three months ended September 30, 2010
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Combined)

Revenues
Transaction processing	$15,633	$1,856	$2,881	$(446)	$19,924
Merchant acquiring, net	13,945	—	—	—	13,945
Business solutions	38,798	834	68	81	39,781

Total revenues	68,376	2,690	2,949	(365)	73,650

Operating costs and expenses
Cost of revenues	31,357	1,781	2,465	93	35,696
Selling, general and administrative expenses	13,789	1,023	449	—	15,261
Depreciation and amortization	6,504	221	354	—	7,079

Total operating costs and expenses	51,650	3,025	3,268	93	58,036

Income from operations	16,726	(335)	(319)	(458)	15,614

Non-operating income (loss)
Interest income	8	5	17	—	30
Interest expense	(12)	(1)	—	—	(13)
Earnings (losses) of equity method investments	158	—	(440)	288	6

Total non-operating income (loss)	154	4	(423)	288	23

Income (loss) before income taxes	16,880	(331)	(742)	(170)	15,637
Income tax expense (benefit)	6,884	(15)	(65)	(5)	6,799
Net income (loss) from continuing operations	9,996	(316)	(677)	(165)	8,838
Net income from discontinued operations	816	—	487	—	1,303

Net income (loss)	$10,812	$(316)	$(190)	$(165)	$10,141

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

	Consolidated Statement of Income (Successor) for the nine months ended September 30, 2011

(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)

Revenues
Transaction processing	$46,293	$6,975	$9,935	$(21)	$63,182
Merchant acquiring, net	44,043	—	—	—	44,043
Business solutions	117,748	2,273	172	(157)	120,036

Total revenues	208,084	9,248	10,107	(178)	227,261

Operating costs and expenses
Cost of revenues	94,520	5,416	6,744	(138)	106,542
Selling, general and administrative expenses	24,005	519	1,481	—	26,005
Depreciation and amortization	48,913	1,338	1,726	—	51,977

Total operating costs and expenses	167,438	7,273	9,951	(138)	184,524

Income from operations	40,646	1,975	156	(40)	42,737

Non-operating (expenses) income
Interest income	534	66	37	—	637
Interest expense	(39,272)	—	—	—	(39,272)
Earnings of equity method investments	2,728	—	—	(2,043)	685
Other (expenses) income	(17,096)	547	261	—	(16,288)

Total non-operating (expenses) income	(53,106)	613	298	(2,043)	(54,238)

(Loss) income before income taxes	(12,460)	2,588	454	(2,083)	(11,501)
Income tax (benefit) expense	(35,629)	832	144	(17)	(34,670)

Net income	$23,169	$1,756	$310	$(2,066)	$23,169

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

	Combined Statement of Income (Loss) (Predecessor) for the nine months ended September 30, 2010

(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Combined)

Revenues
Transaction processing	$43,549	$5,567	$8,962	$(1,301)	$56,777
Merchant acquiring, net	39,761	—	—	—	39,761
Business solutions	108,747	2,905	192	(60)	111,784

Total revenues	192,057	8,472	9,154	(1,361)	208,322

Operating costs and expenses
Cost of revenues	94,465	5,127	6,956	—	106,548
Selling, general and administrative expenses	24,264	1,457	1,279	—	27,000
Depreciation and amortization	17,679	706	1,040	—	19,425

Total operating costs and expenses	136,408	7,290	9,275	—	152,973

Income (expense) from operations	55,649	1,182	(121)	(1,361)	55,349

Non-operating income
Interest income	205	82	73	—	360
Interest expense	(52)	(12)	(6)	—	(70)
(Losses) earnings of equity method investments	(2,066)	—	852	3,484	2,270
Other income	2,276	—	—	—	2,276

Total non-operating income	363	70	919	3,484	4,836

Income before income taxes	56,012	1,252	798	2,123	60,185
Income tax expense (benefit)	22,695	347	(1)	(24)	23,017
Net income from continuing operations	33,317	905	799	2,147	37,168
Net income (loss) from discontinued operations	2,098	—	(1,981)	—	117

Net income (loss)	$35,415	$905	$(1,182)	$2,147	$37,285

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

	Condensed Consolidated Statement of Cash Flows (Successor) for the nine months ended September 30, 2011
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)

Cash flows from operating activities	$54,118	$4,069	$1,636	$—	$59,823

Cash flows from investing activities
Net increase in restricted cash	(1,572)	—	—	—	(1,572)
Intangible assets acquired	(12,133)	(31)	(22)	—	(12,186)
Property and equipment acquired	(6,215)	(139)	(58)	—	(6,412)
Proceeds from sales of property and equipment	74	—	32	—	106
Acquisition of an equity method investment	(9,244)	—	—	—	(9,244)

Net cash used in investing activities	(29,090)	(170)	(48)	—	(29,308)

Cash flows from financing activities
Repayment of long-term debt	(29,090)	—	—	—	(29,090)

Net cash used in financing activities	(29,090)	—	—	—	(29,090)

Net (decrease) increase in cash	(4,062)	3,899	1,588	—	1,425
Cash at beginning of the period	45,551	5,739	3,909	—	55,199

Cash at end of the period	$41,489	$9,638	$5,497	$—	$56,624

EVERTEC, Inc. Notes to (Unaudited) Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the three and nine months ended September 30, 2011 and 2010

	Condensed Combined Statement of Cash Flows (Predecessor) for the nine months ended September 30, 2010
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Combined)

Cash flows from operating activities from continuing operations	$63,772	$(2,214)	$1,931	$213	$63,702

Cash flows from investing activities from continuing operations
Net decrease in restricted cash	581	—	—	—	581
Net decrease in short-term investments	—	8,631	1,013	(213)	9,431
Intangible assets acquired	(11,195)	(12)	(573)	—	(11,780)
Property and equipment acquired	(11,674)	(174)	(1,333)	—	(13,181)
Proceeds from sales of equity method investment	7,509	—	—	—	7,509
Contingent consideration paid	(1,000)	—	—	—	(1,000)
Net repayments on short-term loans due from affiliate	24,225	—	—	—	24,225
Cash delivered from sale of subsidiary	—	—	368	—	368

Net cash provided by (used in) investing activities from continuing operations	8,446	8,445	(525)	(213)	16,153

Cash flows from financing activities from continuing operations
Debt issuance costs	(643)			—	(643)
Repayment of long-term debt	(1,413)	—	—	—	(1,413)
Net distributions to an affiliate	(7,972)	—	(68)	—	(8,040)
Dividends paid	(48,200)	(7,500)	—	—	(55,700)
Net cash used in financing activities

from continuing operations	(58,228)	(7,500)	(68)	—	(65,796)

Cash flows from discontinued operations
Net cash provided from discontinued operating activities	2,610	—	320	—	2,930
Net cash used in investing activities from discontinued operations	—	—	(452)		(452)

Net cash provided by (used in) discontinued operations	2,610	—	(132)	—	2,478

Net increase (decrease) in cash	16,600	(1,269)	1,206	—	16,537
Less: Net decrease in cash related to discontinued operations	—	—	132	—	132
Cash at beginning of the period from continuing operations	3,307	6,970	1,614	—	11,891

Cash at end of the period from continuing operations	$19,907	$5,701	$2,952	$—	$28,560

Note 17 – Subsequent Events

The Company evaluated subsequent events through the date that these unaudited consolidated and combined financial statements were issued. No events have occurred that require disclosure or adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations of the Successor and Predecessor for the three and nine months ended September 30, 2011 and 2010, respectively; and (ii) the financial condition of the Successor as of September 30, 2011. The discussions that follow pertain to continuing operations, unless otherwise indicated. See Note 1 of the Notes to Unaudited Consolidated (Successor) and Combined (Predecessor) Financial Statements. You should read the following discussion and analysis in conjunction with the unaudited financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

We are a diversified processing business, offering transaction and payment processing, merchant acquiring and processing, and business process management solutions, in Puerto Rico and certain countries throughout the Caribbean and Latin America. We are based in San Juan, Puerto Rico. Our business segments are based on the products we offer and markets we serve. While we often provide multiple services to various customers, we generally view our business as operating in three reportable segments: Transaction Processing, Merchant Acquiring and Business Solutions. Further discussion of our operating results and our results by reportable segments are presented in this MD&A.

The Transaction Processing segment includes diversified payment products and services including the ATH Network and Processing Services, Card Processing, Payment Processing and Electronic Benefit Transfer (“EBT”) services. We own and operate the ATH network, the leading debit payment and ATM network in Puerto Rico. The ATH network processed over 582 million transactions in 2010. Over 70% of all ATM transactions and over 80% of all debit transactions in Puerto Rico are processed over the ATH network.

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

We continue to implement a series of strategic initiatives to achieve our principal business objectives: (i) penetrate our broad financial institution customer base by offering incremental business solutions products and services to clients that currently perform similar functions in-house, (ii) expand our business geographically in the Latin America region, both through the introduction of new products and services to customers in existing Latin American markets and by entering new markets, (iii) leverage the ATH network and technology platform to develop new products and services, taking advantage of our access to Puerto Rico’s entire cardholder base as well as our real-time, data-based knowledge of consumer spending behaviors, (iv) leverage our broad merchant customer base by developing and offering additional products and services to cross sell along with our core merchant offerings, (v) improve and increase operating efficiency and scale in order to deliver revenue growth and improve profitability, and (vi) selectively acquire complimentary businesses to further expand geographically and broaden our product offering.

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

For example, our historical combined financial statements in this Report include expenses for certain corporate services provided to us by Popular. These costs are primarily related to corporate functions such as accounting, tax, treasury, payroll and benefits administration, risk management, legal, public relations and compliance. The expenses of the corporate services provided to us by Popular had historically been charged and allocated to us primarily on a percentage of revenues basis. Expenses for such corporate services included in our “Selling, general and administrative expenses” totaled $1.9 million and $7.5 million for the three and nine months ended September 30, 2010, respectively. Following the consummation of the Merger, there is a period of transition during which some of these services will continue to be provided by Popular, pursuant to a transition services agreement.

We believe the cost of obtaining the services required to operate as a stand-alone entity will be less than the corporate service costs historically charged and allocated by Popular described above. Following the transition period, we expect to obtain the services historically provided by Popular from our internal operations or third party service providers.

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

Recent Developments

Regulatory Reform. On July21, 2010, the Federal Reserve issued the final ruling on Section 1075 of the Dodd-Frank Act (commonly referred to as the “Durbin Amendment”). These rules, among other things, place certain restrictions on the interchange transaction fees that a card issuer or payment card network can charge for an electronic debit transaction and also places various exclusivity prohibitions and routing restrictions on such transactions. These rules took effect on October 1, 2011. We are evaluating the impact of these financial regulations on our business.

Exchange of Notes. On August 2, 2011, our Registration Statement on Form S-4 was declared effective by the SEC and we commenced an exchange offer of our outstanding $220.0 million aggregate principal amount of 11% Senior Notes due in 2018 for a like principal amount of substantially identical 11% Senior Notes due 2018 that have been registered under the Securities Act of 1933. On September 14, 2011, the exchange offer was completed, with all outstanding original senior notes validly tendered and exchanged.

Voluntary Retirement Program. During the third quarter we implemented a Voluntary Retirement Program (“VRP”) for all employees who are at least 50 years of age and with a minimum of 15 years of service by December 31, 2011. Approximately 140 employees elected to participate in the VRP and as of September 30, 2011 an estimated one-time separation charge of $14.2 million was reflected in our financial results. The majority of the participants took advantage of the VRP effective September 30, 2011, while the remainder will retire in the fourth quarter of 2011.

Recent Accounting Pronouncements

For a description of recent accounting standards, see Note 2 of the Unaudited Consolidated (Successor) and Combined (Predecessor) Financial Statements included in this Quarterly Report on Form 10-Q.

Overview of Results of Operations

The following briefly describes the components of revenues and expenses as presented in the Consolidated Statements of Income. Descriptions of the revenue recognition policies are detailed in Note 1 of the financial statements included in our Registration Statement.

Transaction processing. Transaction processing revenues are comprised of revenues related to providing access to the ATH network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, ATM management and monitoring. Transaction processing revenues also include revenues from card processing services (such as offering software modules for card issuing, credit and debit card processing, authorization and settlement and fraud monitoring and control), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and electronic benefits transfer (which principally consist of services to the Puerto Rico government for the delivery of government benefits to participants). These revenues represented 28% and 27% of total revenues for the nine months ended September 30, 2011 and 2010, respectively.

Merchant acquiring, net. Merchant acquiring revenues consist of revenues from services and tools that allow merchants to accept electronic methods of payment. In the merchant acquiring segment, we receive a gross discount, consisting of a percentage of the transaction value or sales amount, and remit most of the gross discount to the card network and ultimately to the card issuer as interchange income. Our revenues in this segment are presented net of interchange fees and assessments charged by credit and debit card associations. We also charge merchants for other services that are unrelated to the number of transactions or the transaction value. These revenues represent approximately 19% of total revenues for the nine months ended September 30, 2011 and 2010, respectively.

Business solutions. Business solutions revenues consist of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting and management, information technology professional services, business process outsourcing, item processing, cash processing, and printing and distribution. These revenues represented 53% and 54% of total revenues for the nine months ended September 30, 2011 and 2010, respectively.

Cost of revenues. This caption includes the costs directly associated with providing services to customers and product and software sales, including software licensing and maintenance costs, telecommunications costs, personnel and infrastructure costs to develop and maintain applications, operate computer networks and provide associated customer support, and other operating expenses.

Selling, general and administrative. This caption primarily consists of salaries, wages and related expenses paid to sales personnel, administrative employees and management, advertising and promotional costs, audit and legal fees, and other selling expenses.

Depreciation and amortization. This caption consists of our depreciation and amortization expense. Following the completion of the Merger, our depreciation and amortization expense increased as a result of the purchase price allocation adjustments to reflect the fair market value and revised useful life assigned to property and equipment and intangible assets in connection with the Merger.

Results of Operations

The following tables set forth certain historical unaudited consolidated and combined financial information for the three and nine months ended September 30, 2011 and 2010. The following tables and discussion should be read in conjunction with the information contained in our historical unaudited consolidated or combined financial statements and the notes thereto included elsewhere in this Report. However, our historical results of operations set forth below and elsewhere in this Report may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future.

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

Comparison of the three months ended September 30, 2011 to September 30, 2010

The following presents certain components of our unaudited consolidated and combined statements of income and by business segment, for the Successor and Predecessor, and the change in those amounts for the three months ended September 30, 2011 and 2010.

Revenues

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended September 30, 2011	Three months ended September 30, 2010	Increase (Decrease)

Transaction processing	$22,172	$19,924	$2,248	11%
Merchant acquiring, net	14,576	13,945	631	5%
Business solutions	40,800	39,781	1,019	3%

Total revenues	$77,548	$73,650	$3,898	5%

Revenue growth across our three reportable segments was primarily attributable to higher sales volume and transactions in both our local and international markets, and higher demand for our consulting and banking services. The increase in volume is partially due to the consolidation of financial institutions in Puerto Rico and some improvements in the economic activity in Puerto Rico, our main market.

The Transaction Processing segment revenues increase of $2.2 million, or 11%, was primarily due to higher volume in the ATH Network and Processing Services. Payment Services and Card Products businesses also increased due to new projects and clients in Puerto Rico and Latin America.

The Merchant Acquiring segment net revenues increase of $0.6 million, or 5%, was primarily driven by higher sales volume.

The Business Solutions segment revenues increase of $1.0 million, or 3%, was mainly due to higher volumes of sales of our products and services in our Core Bank Processing business. Network Services and IT Management businesses also increased, primarily due to increased activity related to new projects.

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

A reconciliation of total revenues to gross revenues of the continuing operations is provided below.

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended September 30, 2011	Three months ended September 30, 2010	Increase (Decrease)

Revenues:
Transaction processing	$22,172	$19,924	$2,248	11%
Merchant acquiring, net	14,576	13,945	631	5%
Business solutions	40,800	39,781	1,019	3%

Total revenues	$77,548	$73,650	$3,898	5%

Plus: Interchange fees and assessments in Merchant acquiring	24,594	21,345	3,249	15%

Total gross revenues	$102,142	$94,995	$7,147	8%

Gross revenues:
Transaction processing	22,172	19,924	2,248	11%
Merchant acquiring, net	39,170	35,290	3,880	11%
Business solutions	40,800	39,781	1,019	3%

Total gross revenues	$102,142	$94,995	$7,147	8%

Operating costs and expenses

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended September 30, 2011	Three months ended September 30, 2010	Increase (Decrease)

Cost of revenues	$36,197	$35,696	$501	1%
Selling, general and administrative expenses	8,548	15,261	(6,713)	-44%
Depreciation and amortization	17,513	7,079	10,434	147%

Total operating costs and expenses	$62,258	$58,036	$4,222	7%

Total operating costs and expenses increased $4.2 million, or 7%, for the three months ended September 30, 2011 when compared to the same period last year. Excluding depreciation and amortization and non-recurring expenses in the amount of $0.5 million and $7.8 million for the three months ended September 30, 2011 and 2010, respectively, total operating costs and expenses for the three months ended September 30, 2011 increased by $1.1 million, or 3%, when compared to the same period in 2010.

Cost of revenues for the three months ended September 30, 2011 increased by $0.5 million, or 1%, while gross margin percentage improved to 53% from 52% as compared to last year period. The slight increase in costs of $0.5 million was mainly driven by higher equipment expenses and other operating expenses to support business growth, partially offset by a decrease in personnel costs as part of cost control measures taken during the year. The increasing demand for our technology services and the scalability of our business platform, among others, are contributing factors to the continued improvement in margin.

Selling, general and administrative expenses for the three months ended September 30, 2011 decreased by $6.7 million, or 44%. Excluding non-recurring expenses of $0.5 million and $7.8 million for the three months ended September 30, 2011 and 2010, respectively, mostly related to the transition to a stand-alone company as a result of the Merger in 2010, these expenses increased by $0.6 million, or 8%. The increase was mainly related to higher personnel costs mainly due to the addition of key personnel and higher audit and legal fees necessary to support additional reporting requirements. These increases were partly offset by the elimination of corporate expenses and overhead allocations of $1.9 million charged by Popular during the three months ended September 30, 2010. The non-recurring expenses associated with the transition to a stand-alone company were mostly professional fees related to consulting services, legal fees and compensation and benefit charges.

Depreciation and amortization expense for the three months ended September 30, 2011 increased by $10.4 million, or 147%, primarily as a result of additional depreciation and amortization expenses of $10.2 million related to the purchase price allocation adjustments in connection with the Merger to reflect the fair market value assigned to property and equipment and intangible assets in accordance with purchase accounting. The remaining increase of $0.2 million is mostly related to certain software licenses transferred to the Company as part of a reimbursement agreement with Popular.

Income from operations

The following table presents income from operations by reportable segments.

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended September 30, 2011	Three months ended September 30, 2010	Increase (Decrease)

Segment income from operations
Transaction processing	$12,631	$9,936	$2,695	27%
Merchant acquiring	6,517	7,540	(1,023)	-14%
Business solutions	8,991	6,004	2,987	50%

	28,139	23,480	4,659	20%
Intercompany eliminations and merger related items (1)	(12,849)	(7,866)	(4,983)	63%

Income from operations	$15,290	$15,614	$(324)	-2%

(1)

For the three months ended September 30, 2011, represents Merger related costs such as non-recurring compensation and benefits, transition costs, and incremental depreciation and amortization from purchase accounting adjustments. For the three months ended September 30, 2010, represents the elimination of miscellaneous intersegment revenues for services provided by the Transaction Processing segment.

Income from operations for the three months ended September 30, 2011, excluding Merger related costs of $12.8 million (non-recurring transaction and transition costs, and incremental depreciation and amortization) was $28.1 million, or 20% higher than the $23.5 million for the same period in 2010.

The increase in the Transaction Processing segment income from operations was the result of higher revenues of $2.2 million mostly driven by transaction volume growth and new services provided, while maintaining operating costs and expenses at similar levels.

The decrease in the Merchant Acquiring segment income from operations is mostly due to higher inter segment and corporate allocations of $1.6 million in 2011. We began allocating expenses to the Merchant Acquiring business soon after the Merger in the fourth quarter of 2010.

The increase in the Business Solutions segment income from operations was mainly the result of an increase in revenues of $1.0 million, due to an increased volume of business, combined with lower operating costs and expenses.

See Note 15 of the Unaudited Consolidated (Successor) and Combined (Predecessor) Financial Statements for additional information on the Company’s reportable segments and for a reconciliation of the income from operations of the segments to the unaudited consolidated and combined net income from continuing operations.

Non-operating (expenses) income

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended September 30, 2011	Three months ended September 30, 2010
			Increase (Decrease)

Interest income	$178	$30	$148	493%
Interest expense	(11,396)	(13)	(11,383)	87562%
Earnings of equity method investments	429	6	423	7050%
Other expenses	(12,309)	—	(12,309)	0%

Total non-operating (expenses) income	$(23,098)	$23	$(23,121)	100526%

The variance in non-operating expenses of $23.1 million was mainly due to interest expenses of $11.4 million related to the senior secured credit facilities and senior notes incurred in connection with the Merger and to other expenses of $12.3 million. The other expenses of $12.3 million was primarily driven by a $14.2 million expense related to the amount accrued for the estimated cost of the VRP, partially offset by an unrealized gain of $1.6 million related to the fair value adjustment of certain assets recognized as part of the purchase accounting.

Income tax (benefit) expense

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended September 30, 2011	Three months ended September 30, 2010
			Increase (Decrease)

Income tax (benefit) expense	$(5,132)	$6,799	$(11,931)	-175%

The change in income tax (benefit) expense is due to a taxable loss for the three months ended September 30, 2011, compared to taxable income for the same period in 2010 mostly resulting from expenses related to the VRP, higher interest expenses and the reduction in corporate tax rates as the result of tax reform enacted in Puerto Rico in January 2011.

Net (Loss) Income

Net loss for the three months ended September 30, 2011 was $2.7 million, compared to net income of $10.1 million (including net income from discontinued operations of approximately $1.3 million) for the corresponding period in 2010. The decrease in net income of $12.8 million, or 126%, mainly reflects the increase in income from operations before considering depreciation and amortization expenses which increased as a result of the purchase accounting adjustments related to the Merger, an increase in interest expense related to the debt incurred as part of the Merger, and an increase in other expenses due to the accrual of the estimated costs related to the VRP, partly offset by an increase in income tax benefit.

Comparison of the nine months ended September 30, 2011 to September 30, 2010

The following presents certain components of our unaudited consolidated and combined statements of income and by business segment, for the Successor and Predecessor, and the change in those amounts for the nine months ended September 30, 2011 and 2010.

Revenues

	Successor	Predecessor
(Dollar amounts in thousands)	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Increase (Decrease)

Transaction processing	$63,182	$56,777	$6,405	11%
Merchant acquiring, net	44,043	39,761	4,282	11%
Business solutions	120,036	111,784	8,252	7%

Total revenues	$227,261	$208,322	$18,939	9%

The increase in revenues in our three reportable segments was mostly driven by organic volume growth. As mentioned above, the consolidation of financial institutions in Puerto Rico and some improvements in economic activity in Puerto Rico have contributed, in part, to an increase in sales volumes and transactions, as well as an increase in demand for our services.

The Transaction Processing segment revenues increase was primarily due to higher volume in the ATH Network and Processing Services, higher Card Processing services, primarily as a result of new clients in Latin America and the Caribbean, and increased Payment services due to new projects with existing clients in Puerto Rico.

The Merchant Acquiring segment net revenues increase was primarily driven by higher sales volume.

The Business Solutions segment revenues increase was mainly due to higher volumes in the Core Bank Processing business, and increased activity in our IT Management business.

Reconciliation of Total Revenues to Gross Revenues

A reconciliation of total revenues to gross revenues of the continuing operations is provided below. Gross revenues, as presented below, are a non-GAAP financial measure. See the discussion of gross revenues under “Comparison of the three months ended September 30, 2011 to September 30, 2010,” above.

	Successor	Predecessor
	Nine months ended September 30, 2011	Nine months ended September 30, 2010
(Dollar amounts in thousands)			Increase (Decrease)

Revenues:
Transaction processing	$63,182	$56,777	$6,405	11%
Merchant acquiring, net	44,043	39,761	4,282	11%
Business solutions	120,036	111,784	8,252	7%

Total revenues	$227,261	$208,322	$18,939	9%
Plus: Interchange fees and assessments in Merchant acquiring	73,966	60,910	13,056	21%

Total gross revenues	$301,227	$269,232	$31,995	12%

Gross revenues:
Transaction processing	63,182	56,777	6,405	11%
Merchant acquiring, net	118,009	100,671	17,338	17%
Business solutions	120,036	111,784	8,252	7%

Total gross revenues	$301,227	$269,232	$31,995	12%

Operating costs and expenses

	Successor	Predecessor
(Dollar amounts in thousands)	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Increase (Decrease)

Cost of revenues	$106,542	$106,548	$(6)	0%
Selling, general and administrative expenses	26,005	27,000	(995)	-4%
Depreciation and amortization	51,977	19,425	32,552	168%

Total operating costs and expenses	$184,524	$152,973	$31,551	21%

Total operating costs and expenses increased $31.6 million, or 21%, for the nine months ended September 30, 2011, compared to the corresponding period in 2010. Excluding depreciation and amortization and non-recurring expenses in the amount of $4.3 million and $7.8 million for the nine months ended September 30, 2011 and 2010, respectively, total operating costs and expenses increased by $2.6 million, or 2%, when compared to the same period in 2010.

Cost of revenues for the nine months ended September 30, 2011, remained flat when compared to the same period in 2010, while gross margin percentage improved to 53% from 49%. The results for 2011 were driven by higher equipment expenses to support business growth, partially offset by a decrease in personnel costs as part of cost control measures. The increasing demand for our technology services and the scalability of our business platform, among others, has contributed to the improvement in margin.

Selling, general and administrative expenses for the nine months ended September 30, 2011 decreased by $1.0 million, or 4%, when compared to the same period in 2010. Excluding non-recurring expenses of $4.3 million and $7.8 million for the nine months ended September 30, 2011 and 2010, respectively, related to the transition to a stand-alone company as a result of the Merger in 2010, these expenses increased by $2.6 million, or 13%. The increase was partly related to higher personnel costs mainly due to the addition of key personnel associated with the transition mentioned above and higher audit and legal fees necessary to support additional reporting requirements. These increases were partly offset by the elimination of corporate expenses and overhead allocations of $7.5 million charged by Popular during the nine months ended September 30, 2010. The non-recurring expenses associated with the transition to a stand-alone company were mostly professional fees related to consulting services, legal fees and compensation and benefit charges.

Depreciation and amortization expense for the nine months ended September 30, 2011, increased by $32.6 million, or 168%, when compared to the same period in 2010. The increase is primarily the result of additional depreciation and amortization expenses of $30.5 million related to the purchase price allocation adjustments in connection with the Merger to reflect the fair market value assigned to property and equipment and intangible assets in accordance with purchase accounting. Excluding the additional depreciation and amortization expenses, the increase was $2.1 million, mostly related to certain software licenses transferred to the Company as part of a reimbursement agreement with Popular.

Income from operations

The following table presents income from operations by reportable segments.

	Successor	Predecessor
(Dollar amounts in thousands)	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Increase (Decrease)

Segment income from operations
Transaction processing	$34,019	$28,086	$5,933	21%
Merchant acquiring	20,663	17,647	3,016	17%
Business solutions	26,267	18,337	7,930	43%

	80,949	64,070	16,879	26%
Intercompany eliminations and merger related items (1)	(38,212)	(8,721)	(29,491)	338%

Income from operations	$42,737	$55,349	$(12,612)	-23%

(1)

For the nine months ended September 30, 2011 (Successor), represents Merger related costs such as non-recurring compensation and benefits, transition costs, and incremental depreciation and amortization from purchase accounting adjustments. For the nine months ended September 30, 2010, represents the elimination of miscellaneous intersegment revenues for services provided by the Transaction Processing segment.

Income from operations for the nine months ended September 30, 2011, excluding Merger related costs of $38.2 million in 2011 (non-recurring transaction and transition costs, and incremental depreciation and amortization) was $80.9 million, or 26% higher than the $64.1 million for the same period in 2010.

The Transaction Processing segment income from operations was $34.0 million for the nine months ended September 30, 2011, compared to $28.1 million for the same period in 2010. The increase of $5.9 million, or 21%, was primarily the result of higher revenues of $6.4 million driven by transaction volume growth and new services provided, partially offset by some incremental costs to support the business growth.

The Merchant Acquiring segment income from operations was $20.7 million for the nine months ended September 30, 2011, compared to $17.6 million for the same period in 2010. The increase of $3.0 million, or 17%, was primarily driven by a $4.3 million increase in net revenues, offset by incremental costs due to increased volume of transactions.

The Business Solutions segment income from operations was $26.3 million for the nine months ended September 30, 2011, compared to $18.3 million for the same period in 2010. The increase of $7.9 million, or 43%, was mostly the result of the increase in revenues of $8.3 million, while maintaining operating costs and expenses at similar levels, reflecting the scalability of our platform in this segment.

See Note 15 of the Unaudited Consolidated (Successor) and Combined (Predecessor) Financial Statements for additional information on our reportable segments and for a reconciliation of the income from operations of the segments to the unaudited consolidated and combined net income from continuing operations.

Non-operating (expenses) income

	Successor	Predecessor
(Dollar amounts in thousands)	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Increase (Decrease)

Interest income	$637	$360	$277	77%
Interest expense	(39,272)	(70)	(39,202)	56003%
Earnings of equity method investments	685	2,270	(1,585)	-70%
Other (expenses) income	(16,288)	2,276	(18,564)	-815%

Total non-operating (expenses) income	$(54,238)	$4,836	$(59,074)	-1222%

Total non-operating expenses for the nine months ended September 30, 2011 amounted to $54.2 million, compared to a net non-operating income of $4.8 million for the same period in 2010. The variance of $59.1 million was driven by higher interest expenses of $39.2 million related to the senior secured credit facilities and senior notes incurred in connection with the Merger, a decrease of $1.6 million in earnings of equity method investment and an increase in other expenses of $18.6 million. The increase in other expenses resulted principally from non-recurring costs of $14.2 million related to the amount accrued for the VRP, $2.2 million relating to the refinancing of our senior secured credit facilities in the first quarter of 2011, and a non-recurring, non-cash loss of $1.2 million from the settlement of the derivative related to our acquisition of a 19.99% equity interest in CONTADO from Popular. Partially offsetting these increases is income of $0.9 million related to the fair value adjustment of certain assets recognized as part of the purchase accounting during 2011 and a gain of $2.3 million on the sale of an equity investment during the second quarter of 2010.

Income tax (benefit) expense

	Successor	Predecessor
(Dollar amounts in thousands)	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Increase (Decrease)

Income tax (benefit) expense	$(34,670)	$23,017	$(57,687)	-251%

The decrease in income tax expense is mainly due to a reduction in the marginal corporate income tax rate from 39% to 30%, as a result of the tax reform enacted in Puerto Rico on January 31, 2011. Also, we had a taxable loss for the nine months ended September 30, 2011, compared to a taxable income for the same period in 2010 mostly due to the increase in interest expenses and costs related to the VRP.

Net Income

Net income for the nine months ended September 30, 2011 was $23.2 million, compared to net income of $37.3 million (including net income from discontinued operations of $0.1 million) for the corresponding period in 2010. The decrease in net income of $14.1 million, or 38%, mainly reflects a decrease in income from operations, mostly due to an increase in depreciation and amortization expenses as a result of the purchase accounting adjustments related to the Merger, increase in other expenses due to the accrual of expenses related to the VRP, and the increase in interest expense related to the debt incurred as part of the Merger. These changes were partially offset by an income tax benefit, as explained above.

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

Based on our current level of operations, we believe our cash flows from operations and available borrowing under our senior secured revolving credit facility is adequate to meet our liquidity needs for the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest, to pay principal or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control. The following table presents our cash flows from operations.

	Successor	Predecessor
(Dollar amounts in thousands)	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Cash flows from continuing operations
Cash provided by operating activities	$59,823	$63,702
Cash (used in) provided by investing activities	(29,308)	16,153
Cash used in financing activities	(29,090)	(65,796)

Net increase in cash from continuing operations	$1,425	$14,059
Cash flows from discontinued operations	—	2,478

Net increase in cash	$1,425	$16,537

Continuing Operations - Operating activities

Cash provided by operating activities for the nine months ended September 30, 2011, compared to the same period in 2010, decreased due to the net effect of increases in collections net of an increase in payments to suppliers and employees.

Continuing Operations - Investing activities

Change in cash used in investing activities for the nine months ended September 30, 2011 was driven by the acquisition of an equity interest in CONTADO amounting to $9.2 million, and the acquisition of software licenses as well as property and equipment amounting to $18.6 million. For the nine months ended September 30, 2010 cash provided by investing activities resulted from the liquidation and repayment of short-term investments in the amount of $9.4 million and $24.2 million, respectively, and proceeds of $7.5 million related to the sale of an equity investment, partially offset by $25.0 million related to the acquisition of software licenses as well as property and equipment.

Continuing Operations - Financing activities

Net cash used in financing activities for the nine months ended September 30, 2011 consists of a repayment of $29.1 million of our senior secured term loan, mostly as a result of a voluntary prepayment of $24.7 million during the second quarter of 2011. For the nine months ended September 30, 2010 the results are primarily related to dividends paid in the amount of $55.7 million and to $8.0 million related to a distribution made to an affiliate during the three months ended September 30, 2010.

Capital Resources

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $18.6 million and $25.0 million for the nine months ended September 30, 2011 and 2010, respectively. Capital expenditures are expected to be funded by cash flows from operations and, if necessary, borrowings under our revolving credit facility.

Financial Obligations

Senior Secured Credit Facilities

In connection with the Merger, on September 30, 2010 we entered into senior secured credit facilities consisting of (1) a $355.0 million six-year term loan facility and (2) a $50.0 million five-year revolving credit facility. The term loan facility was subject to quarterly amortization payments totaling 1% per annum of the original principal amount of the facility, with the balance payable on the final maturity date. As a result of the voluntary repayment made on May 14, 2011, as explained below, the Company has no scheduled quarterly amortization payment obligation until the final lump-sum payment at the maturity date. However, from time to time the Company may make voluntary payments at its discretion. The senior secured credit facilities allow us to obtain, on an uncommitted basis at the sole discretion of participating lenders, an incremental amount of term loan and/or revolving credit facility commitments not to exceed the greater of $125.0 million and the maximum principal amount of debt that would not cause our senior secured leverage ratio to exceed 3.25 to 1.00. On March 3, 2011, these senior secured credit facilities were amended to, among other things, reduce the interest rate margins payable on the term loan and revolving loan borrowings, decrease the applicable LIBOR and alternate base rate floors, and increase the amount available for future borrowings under the uncommitted incremental facility. The amendment also modified certain restrictive covenants to provide the Company generally with additional flexibility. The amendment did not modify the term or the size of the existing credit facilities. See Note 7 of the Unaudited Consolidated (Successor) and Combined (Predecessor) Financial Statements for more details.

As of September 30, 2011, the amount outstanding under our term loan facility was $312.8 million and the revolving credit facility was undrawn. On April 7, 2011, we repaid $1.7 million under the term loan using the cash received from Popular in connection with the acquisition of CONTADO as required under the terms of our senior secured credit facilities. In addition, on May 4, 2011, we made a voluntary prepayment of $24.7 million on the term loan. There was no penalty associated with these prepayments.

The senior secured revolving credit facility is available for general corporate purposes and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings. All obligations under the senior secured credit facilities are unconditionally guaranteed by Carib Holdings, Inc. and, subject to certain exceptions, each of our existing and future wholly-owned subsidiaries. All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of our assets and the assets of the guarantors, subject to certain exceptions. Borrowings under the senior secured term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to a margin over either (a) a base rate as defined in the credit agreement or (b) a LIBOR rate. The senior secured credit facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

Senior Notes

In connection with the Merger on September 30, 2010, we issued $220.0 million of senior unsecured notes. Our existing and future wholly-owned subsidiaries that guarantee our obligations under the senior secured credit facilities also guarantee the notes. The notes bear interest at a fixed rate of 11.0% per annum and mature on October 1, 2018. The notes are not subject to any mandatory or sinking fund payments. However, under certain circumstances related to change of control or asset sales, we may be required to offer to purchase Notes.

Covenant Compliance

Our senior secured credit facilities and the indenture that governs the notes contain various restrictive covenants. Our secured credit facilities require us to maintain on a quarterly basis a specified maximum senior secured leverage ratio. The senior secured leverage ratio as defined in our credit facility (total first lien senior secured debt minus available cash, up to a maximum of $50.0 million, as defined, to Adjusted EBITDA) must be less than 3.60 to 1.0 at September 30, 2011. In addition, our senior secured credit facilities, among other things, restrict our ability to incur indebtedness or liens, make investments, declare or pay any dividends to our parent and from prepaying indebtedness that is junior to such debt. The indenture governing the notes, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue certain preferred shares, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of the covenants in these agreements are subject to significant exceptions. As of September 30, 2011, the Company was in compliance with the applicable restrictive covenants under its debt agreements.

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

Net Income Reconciliation to EBITDA and Adjusted EBITDA

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA as further adjusted to exclude unusual items and other adjustments described below. We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in our senior secured credit facilities and the indenture governing the notes in testing our compliance with covenants therein such as the senior secured leverage ratio and the fixed charge coverage ratio. In addition, in evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is provided below:

	Successor	Predecessor
(Dollar amounts in thousands)	Three months ended September 30, 2011	Three months ended September 30, 2010

Net (loss) income from continuing operations	$(2,676)	$8,838
Income tax (benefit) expense	(5,132)	6,799
Interest expense (income)	11,218	(17)
Depreciation and amortization	17,513	7,079

EBITDA	20,923	22,699

Stand-alone cost savings (a)	1,192	1,079
Disposals (b)	—	(509)
Equity income (c)	(429)	440
Compensation and benefits (d)	14,548	7,737
Pro forma VRP benefits (e)	1,584	—
Transaction fees, refinancing costs and others (f)	1,447	—
Management fees (g)	636	—
Westernbank EBITDA (h)	—	1,317
Purchase accounting (i)	(2,184)	—

Adjusted EBITDA	$37,717	$32,763

	Successor	Predecessor
(Dollar amounts in thousands)	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Twelve months ended September 30, 2011

Net income from continuing operations	$23,169	$37,168	$23,171
Income tax (benefit) expense	(34,670)	23,017	(34,850)
Interest expense (income)	38,635	(290)	51,953
Depreciation and amortization	51,977	19,425	69,699

EBITDA	79,111	79,320	109,973

Stand-alone cost savings (a)	1,850	4,930	1,769
Disposals (b)	—	(3,916)	60
Equity income (c)	53	(852)	1,567
Compensation and benefits (d)	15,389	6,976	14,981
Pro forma VRP benefits (e)	4,751	—	6,335
Transaction fees, refinancing costs and others (f)	7,274	565	9,539
Management fees (g)	1,896	—	1,896
Westernbank EBITDA (h)	—	5,267	—
Purchase accounting (i)	(1,414)	—	(819)

Adjusted EBITDA	$108,910	$92,290	$145,301

(a)	For the three and nine months ended September 30, 2011 primarily represents reimbursements received for certain software maintenance expenses as part of the Merger. For 2010 periods, represents stand-alone savings for costs historically allocated to EVERTEC by Popular, which did not continue post closing, other than temporary transition costs, net of estimated stand-alone costs. The allocations were primarily based on a percentage of revenues or costs (and not based on actual costs incurred) and related to corporate functions such as accounting, tax, treasury, payroll and benefits, risk management, institutional marketing, legal, public relations and compliance. The allocations were $1.9 million and $7.5 million for the three and nine months ended September 30, 2010, respectively, which were partially offset by estimated stand-alone costs of $0.9 million and $2.6 million for the three and nine months ended September 30, 2010, respectively. Our estimated stand-alone costs are based on assumptions and estimates that we believe are reasonable, but such assumptions and estimates may prove to be inaccurate over time. During a transition period after the closing, we will receive certain services from Popular and its affiliates pursuant to a transition services agreement, at prices that we believe approximate our stand-alone costs.
(b)	Relates to (i) removal of gain on sale in April 2010 of the Company’s equity interest in Inmediata Health Group Corp., and of the related equity income, (ii) allocations previously charged to the discontinued Venezuela operations and (iii) write-off of certain investment securities in the three months ended December 31, 2010.
(c)	Represents the elimination of historical non-cash equity in earnings of investments reported in Net Income from EVERTEC’s 53.97% equity ownership in CONTADO and 31.11% equity ownership in Serfinsa, net of cash dividends received from CONTADO. The equity income adjustments include cash dividends from CONTADO of $1.5 million in December 2010. On March 31, 2011, after a final agreement was reached between Popular and the other shareholders of CONTADO, Popular transferred to EVERTEC 19.99% of the equity interest in CONTADO. For the nine months ended September 30, 2011 includes cash dividends received from CONTADO of $0.7 million, offset by CONTADO’s non-cash equity income of $0.7 million.
(d)	For 2011 periods mostly represents one-time costs related to the VRP and other adjustments related to non-cash equity based compensation. For 2010 periods primarily represents non-recurring bonuses and payroll tax impact of awards given to certain EVERTEC employees in connection with the Merger, partially offset by estimated costs for the anticipated reinstatement of the employer’s matching contribution to defined contribution pre-tax savings plan which was suspended in March 2009 and reinstated in March 2011. Other adjustments relate to: (i) estimated incremental cost previously impacted by the Troubled Asset Relief Program (“TARP”) restrictions applicable to Popular and (ii) employee benefit cost savings.
(e)	Adjustment for each period represents the pro forma full year effect of the expected net savings in compensation and benefits related to the VRP.
(f)

Primarily relates to the following items: (i) transition fees to support additional requirements of a stand-alone entity (ii) costs relating to the refinancing of our senior secured credit facility and senior notes exchange offer, (iii) non-recurring additional property taxes assessed by the government in the nine months ended September 30, 2010, and (iv) certain non-cash and other adjustments permitted under credit facility and indenture agreements.
(g)	Represents the management fee payable to the equity sponsors which commenced in January 2011.
(h)	Represents an estimated adjustment for additional EBITDA to be earned from EVERTEC’s processing of Westernbank’s business volumes. The estimate was arrived at using the pricing schedule in the Master Services Agreement as well as management’s estimated related costs of the contribution of additional business volume. Banco Popular acquired Westernbank’s Puerto Rican operations on April 30, 2010, and EVERTEC did not realize the impact of these additional volumes and associated revenues until the third quarter of 2010. The estimate of current Westernbank EBITDA has been added to previous periods for comparative purposes, and reflects estimated, rather than observed, impact.
(i)	Represents elimination of the effects of purchase accounting in connection with (i) certain customer service and software related arrangements where EVERTEC receives subsidies from Popular; and (ii) EVERTEC’s rights and obligations to buy equity interests in CONTADO and Serfinsa.

Contractual Obligations

Our contractual obligations have not changed materially from those reported at December 31, 2010 in the Registration Statement, except for the amendments to our senior secured credit facilities and the prepayments under our senior secured term loan described under “Financial Obligations” above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks arising from our normal business activities. These market risks principally involve the possibility of changes in interest rates that will adversely affect the value of our financial assets and liabilities or future cash flows and earnings. Market risk is the potential loss arising from adverse changes in market rates and prices.

Interest rate risk

We issued fixed and floating-rate debt to finance the Merger. We are exposed to interest rate risk on these debt obligations. Our senior unsecured notes bear interest at a fixed rate, and represent all of our fixed-rate long-term debt obligations. As of September 30, 2011, the carrying value of the notes was $220.0 million and the fair value was approximately $228.0 million.

Our floating rate long-term debt consists of borrowings under our senior secured credit facilities, which are also subject to floors or minimum rates. We have not entered into any interest rate swap or other derivatives to hedge our exposure to the floating rate portion of our debt. Based on the principal amount outstanding of our senior secured term loan as of September 30, 2011, a 100 basis points increase in the applicable margins over the floor(s) would increase our annual interest expense by approximately $3.3 million. This sensitivity analysis is based solely on the principal amount of such debt as of September 30, 2011, and does not take into account any changes that may take place in the next twelve months in the amount of our outstanding floating rate debt. Further, the change in interest rate is assumed to be applicable for an entire year.

Foreign exchange risk

We conduct business in certain countries in Latin America. Although not significant, some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive income or loss in the consolidated statement of changes in stockholder’s equity and comprehensive income, except for highly inflationary environments in which the effects would be included in other operating income in the combined statements of income. Our international operations generated approximately $9.3 million and $27.3 million in revenues for the three and nine months ended September 30, 2011, of which approximately $7.9 million and $19.8 million, respectively, were denominated in currencies other than the U.S. Dollar, representing 10% and 9% of our total revenues, respectively. We have not entered into foreign currency derivative instruments.

The Venezuela business, that we operated prior to the Merger, was not acquired as part of the Merger. Therefore, we do not anticipate any impact from exposure to foreign exchange in Venezuela on our results of operations going forward.

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

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, INC. (Registrant)

Date: November 14, 2011	By:	/s/ Felix M. Villamil

Felix M. Villamil Chief Executive Officer

Date: November 14, 2011	By:	/s/ Juan J. Román

Juan J. Román Chief Financial Officer

S-1