Form 10-K
period 2011-12-31
EVERTEC, Inc.
filed 2012-03-27
CIK 1517783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2011 was zero.

As of March 23, 2012, there were 100 outstanding shares of common stock of EVERTEC, Inc.

EVERTEC, INC.

2011 Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•

our high level of indebtedness and restrictions contained in our debt agreements, including our senior secured credit facilities and the indenture governing our senior notes, as well as debt that could be incurred in the future;

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

•	our ability to develop, install and adopt new software, technology and computing systems;

•	a decreased client base due to consolidations and failures in the financial services industry;

•	the credit risk of our merchant clients, for which we may also be liable;

•	the continuing market position of the ATH network despite competition and potential shifts in consumer payment preferences;

•	our dependence on credit card associations, including any adverse changes in credit card association or network rules or fees;

•	changes in the regulatory environment and changes in international, legal, political, administrative or economic conditions;

•	the geographical concentration of our business in Puerto Rico;

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	our ability to execute our geographic expansion and acquisition strategies;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with federal, state and local regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions; and

•	other risks and uncertainties detailed in Part I, Item IA “Risk Factors” in this Annual Report on Form 10-K.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Item 1A. Risk Factors,” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. These forward-looking statements speak only as of the date of this Report, and we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Part I

Item 1. Business

General

EVERTEC, Inc. is a Puerto Rico corporation organized in 1988. Popular and EVERTEC, Inc., formerly Popular’s wholly-owned subsidiary, entered into an Agreement and Plan of Merger dated as of June 30, 2010 and amended such agreement on August 5, 2010, August 8, 2010, September 15, 2010 and September 30, 2010 (as amended, the “Merger Agreement”) with two newly formed subsidiaries of a fund managed by an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), AP Carib Holdings, Ltd. (“AP Carib”) and Carib Acquisition, Inc. (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into EVERTEC (the “Merger”), with EVERTEC continuing as the surviving corporation. Following the effective time of the Merger, AP Carib and Popular contributed their respective shares of EVERTEC capital stock to Carib Holdings, Inc. (“Holdings”) in exchange for shares of Holdings voting capital stock. Following that contribution, EVERTEC became a wholly-owned subsidiary of Holdings, with AP Carib and Popular owning approximately 51% and 49%, respectively, of the outstanding voting capital stock of Holdings. Except as otherwise indicated or unless the context otherwise requires the terms “EVERTEC, Inc.,” “EVERTEC,” “we,” “us,” “our,” “our company” and the “Company” refer to EVERTEC, Inc. and its consolidated subsidiaries after giving effect to the Merger and the related financing transactions. EVERTEC’s subsidiaries include Sense Software International Corp. (“Sense”), EVERTEC Dominicana S.A., EVERTEC Latinoamérica, S.A., ATH Costa Rica, S.A. (“ATH CR”) and T.I.I. Smart Solutions, Inc.

Company Overview

We are a diversified processing business, offering transaction and payment processing, merchant acquiring and processing and business process management solutions services in Puerto Rico and certain countries throughout the Caribbean and Latin America. We own and operate the ATH network, the leading debit payment and automated teller machine (“ATM”) network in Puerto Rico. The ATH network processed over 625 million transactions in 2011. Over 70% of all ATM transactions and over 80% of all debit transactions in Puerto Rico are processed over the ATH network. Our products and services include point-of-sale (“POS”) processing, network and switch services, ATM driving services, core bank processing, business process outsourcing solutions, technology infrastructure management, and merchant acquiring services. Our Merchant Acquiring business is the largest merchant acquirer in Puerto Rico, and the fifth largest in Latin America, providing an end-to-end electronic payment offering to over 16,000 merchants.

Through this combination of complementary and market-leading businesses, as well as our ongoing relationship with Banco Popular de Puerto Rico (“Banco Popular”), the largest bank in Puerto Rico and a subsidiary of Popular, we believe that our business has a unique position in the Caribbean market with significant expansion opportunities in the Latin American region.

Prior to the Merger, we were 100% owned by Popular, the largest financial institution based in Puerto Rico, and operated substantially as an independent entity within Popular. Upon the consummation of the Merger, Apollo became our parent company’s majority owner while Popular continues to own approximately 49% of our voting equity. For further discussion of our ongoing relationship with Popular, refer to the “—Key Relationship with Popular” section of this Annual Report on Form 10-K.

Our Equity Sponsors

Apollo: Affiliates of Apollo acquired an approximately 51% indirect ownership interest in us as part of the Transactions. Apollo is a leading global alternative asset manager with offices in New York, Los Angeles, London, Frankfurt, Luxembourg, Singapore, Mumbai and Hong Kong. As of December 31, 2011, Apollo had $75.0 billion of assets under management in its private equity, capital markets and real estate businesses invested across a core group of nine industries where Apollo has considerable knowledge.

Popular: Popular retained an approximately 49% indirect ownership interest in us as part of the Transactions. Founded in 1893, Popular, Inc. (NASDAQ: BPOP) is the No. 1 bank holding company by both assets and deposits based in Puerto Rico, and, as of December 31, 2011, ranks 37th by assets among U.S. bank holding companies. In the United States, Popular has established a community-banking franchise providing a broad range of financial services and products with branches in New York, New Jersey, Illinois, Florida and California. In 2010, Popular raised $1.1 billion in proceeds from a public equity offering, and successfully completed an FDIC-assisted acquisition of Westernbank Puerto Rico.

Our Reportable Segments

Our business is organized based on the type of services we provide and the customer segments that we serve. While we often provide multiple services to various customers, we generally view our business as operating in three distinct business segments: Transaction Processing, Merchant Acquiring and Business Solutions.

(1)

We define “gross revenues” as total revenues including interchange fees (related to our Merchant Acquiring business) from our merchant customers that we collect on behalf of, and remit entirely to, the cards associations whose transactions we process. Total revenues is calculated and presented in the historical financial statements of EVERTEC net of these fees. Therefore, gross revenues are a supplemental measure of our performance that is not in accordance with GAAP. We caution investors that amounts presented in accordance with our definition of gross revenues may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate gross revenues in the same manner. We present gross revenues because we consider it an important supplemental measure of our performance to compare ourselves to competitors and the industry and to monitor margins. We also believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for more information regarding non-GAAP measures and a reconciliation of total revenues to gross revenues.

Transaction Processing. We provide an innovative and diversified suite of payment products and services. We own and operate the ATH network, the leading debit payment and ATM network in Puerto Rico, which carries the most widely recognized financial services brand in Puerto Rico. Additionally, we provide card processing, payment processing and electronic benefit transfer (“EBT”) services. We have long-standing customer relationships across a wide spectrum of financial institutions in the Caribbean and Latin America. For the year ended December 31, 2011, our Transaction Processing segment accounted for $85.7 million of total revenues compared to $77.8 million of total revenues on a full year basis for the year ended December 31, 2010.

Merchant Acquiring. Our Merchant Acquiring business is the largest merchant acquirer in Puerto Rico, providing an end-to-end electronic payment offering to over 16,000 merchants in Puerto Rico and the U.S. and British Virgin Islands. It is the #1 merchant acquirer for every card brand in Puerto Rico. Additionally, it ranks as a top five acquirer across Latin America as a whole. Our Merchant Acquiring business processes transactions from approximately 28,000 POS devices at 27,000 merchant locations.

Our Merchant Acquiring business provides services that allow merchants to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. Our full suite of merchant support services includes, but is not limited to, terminal sales and deployment, front-end authorization processing, settlement and funding processing and customer support. In 2011 our Merchant Acquiring business processed over 284 million transactions with total volume of over $11.4 billion. For the year ended December 31, 2011, our Merchant Acquiring business generated $62.0 million of total net revenues and $157.5 million of gross revenues, compared to $54.6 million of total net revenues and $140.9 million of gross revenues on a full year basis for the year ended December 31, 2010. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Non-GAAP Financial Measures” for more information regarding non-GAAP measures and a reconciliation of total revenues to gross revenues.

Business Solutions. We provide our customers with a full suite of business process management solutions in various product areas such as core bank processing, network hosting and management, information technology (“IT”) professional services, business process outsourcing, item processing, cash processing, and printing and distribution. One of our key strategic priorities is to continue to penetrate our broad financial institution customer base via offering incremental business solutions products and services to clients that currently perform similar functions in-house. In addition, we are the only provider of cash processing services in Puerto Rico that consolidates and delivers excess cash to the U.S. Federal Reserve. For the year ended December 31, 2011, our Business Solutions segment accounted for $173.4 million of total revenues, compared to $165.1 million of total revenues on a full year basis for the year ended December 31, 2010.

For additional information regarding the Company’s segments refer to Note 23 of the Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual Report on Form 10-K.

Our Services and Products

Transaction Processing

ATH Network and Processing Services

We own and operate the ATH network, a debit card network which provides switching and settlement of ATM and POS transactions among participating financial institutions. When a debit card transaction is originated at a merchant or ATM, it is sent to the ATH network switch, which in turn routes the transaction to the appropriate participant for authorization. Our ATH network is the primary switch for POS and ATM transactions in Puerto Rico, with presence in the U.S. and British Virgin Islands, the Dominican Republic, Costa Rica, and El Salvador.

We also provide services to financial institutions for the driving of ATM’s and POS terminals, stand in authorizations and related fraud and monitoring services. These processing services are offered to customers in Puerto Rico, the Caribbean and some countries in Latin America.

The revenue related to the ATH Network and Processing Services is primarily driven by the transactions processed. Transactions are impacted by the increased activities of consumers during the traditional holiday shopping periods, the back to school buying period and around other local and internationally recognized holidays.

Card Issuer Processing

Our card issuer and processing service primarily offers outsourcing services to financial institutions and other issuers of debit or credit cards to manage customer accounts. Services provided include, account maintenance, credit and debit card processing, authorization and settlement, loyalty programs and fraud monitoring and control. We also provide highly customizable systems to manage customer billing and collections and establish key monitoring criteria such as billing cycles or unpaid balances.

Revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services.

Payment Processing

We provide a full product suite of payment and billing solutions for merchants, businesses and financial institutions in Puerto Rico. We provide customized solutions including electronic check processing, personalized websites, integration with financial institution’s websites, online billing, online or batch authorization of funds, lockbox services and electronic business data delivery.

Electronic Benefits Transfer

We have been the exclusive provider of EBT services to the Puerto Rican government since 1998, processing approximately $2.5 billion in annual volume. Our EBT application allows certain agencies to deliver government benefits to participants through a magnetic card system and serves over 700,000 active participants. Our EBT platform includes call centers with dedicated bilingual personnel, a team of accounting professionals for the settlement and reconciliation of transactions, training for employees of the government agencies related to this service, a web-based administration terminal and website access for obtaining balance and transaction information.

Merchant Acquiring

Our Merchant Acquiring business provides services that allow merchants to accept electronic methods of payment such as debit, credit and prepaid cards carrying the ATH, Visa, MasterCard, American Express and Discover brands. Acquiring services also provide POS devices and other equipment necessary to capture merchant transactions, front-end authorization processing, settlement and funding processing and customer support. We utilize an alliance with Banco Popular in order to attract merchants. Revenues generated from the Merchant Acquiring business include discount fees and membership fees charged to merchants, debit network fees and rental income from POS devices and other equipment, net of credit card interchange and assessment fees charged by credit card associations ( such as Visa or MasterCard) or payment networks. The discount fee is generally a percentage of the transaction value.

The term “merchant” commonly refers to any organization that accepts credit or debit cards for the payment of goods and services. Merchant acquirers help in signing up merchants to accept credit/debit cards.

Merchant acquirers provide the following services and products:

•	Support services to merchants including, but not limited to, terminal sales and deployment, front-end authorization processing, settlement and funding processing and customer support.

•	Set-up and training to facilitate the exchange of information and funds between merchants and cardholders’ financial institutions.

•	Support merchants’ ability to accept certain forms of electronic payments such as credit, debit and prepaid cards, electronic checks and government benefit payments.

•	Act as intermediary between the merchant, the credit and debit networks and the financial institutions that issue cards.

Merchant acquirers net revenue (gross discount less interchange and payment network fees) is primarily priced as a percentage of transaction value or as a specified fee per transaction or per service rendered. Merchant acquirers also charge merchants for other services that are unrelated to the number of transactions or the transaction value. Our Merchant Acquiring segment revenue is impacted by the increased activities of consumers during the traditional holiday shopping periods, the back to school buying period and around other local and internationally recognized holidays.

Merchant acquirers sign up and acquire merchants through a variety of ways, including direct sales force, independent sales organizations and referrals from banks. Our Merchant Acquiring segment revenue is derived from merchants located in Puerto Rico and the Virgin Islands.

Business Solutions

Core Bank Processing

We provide integrated account servicing and management information functions as well as various ancillary value-added complementary products and services. The core bank processing applications that we provide are the principal systems that enable a bank to operate and include systems that process customer deposit and loan accounts, an institution’s general ledgers, central information files and other financial information. These solutions also include extensive security, report generation and other features that financial institutions need to process transactions for their depositors and other customers, as well as to meet their regulatory compliance requirements and their own management information needs. Our core bank processing platform is the principal technology platform that runs Popular’s banking operations in Puerto Rico and the U.S. and British Virgin Islands. We use proprietary technology as a platform for a number of critical services such as online payment systems, deposit systems, credit card processing, electronic billing, and image and workflow management and project management.

Item Processing

Our item processing service is offered in Puerto Rico and allows customers to update their systems and realize banking transactions in an electronic format by receiving, capturing, and preparing images and data of transactions. We employ state of the art systems for the digitization of transactions and images on paper to record data and transmit these records to the customer in a format that meets the customer’s system requirements. Services include check imaging, data entry, processing, archiving, image access and check processing in compliance with Check21 standards.

Cash Processing

We provide end-to-end cash processing for merchants and financial institutions, allowing our customers to manage a larger volume of transactions and anticipate and react faster to changes by reducing manual processing and cash inventory. We are the only provider of cash processing services in Puerto Rico that consolidates and delivers excess cash to the U.S. Federal Reserve. Our services include processing of commercial deposits received by armored truck night deposits at branches, cash and coin distribution, processing of cash requests received by either the Voice Response Unit or the Internet, consolidation and delivery of excess cash to the U.S. Federal Reserve in Puerto Rico, delivery of counterfeit bills to the Secret Service with required forms, monthly reports of client charges, and daily delivery of electronic reports for transactions over $10,000 in compliance with U.S. Bank Secrecy law.

Network Hosting and Management

We operate and install mission-critical transaction networks for financial institutions in Puerto Rico. Our network hosting and management services include: collocation and hosting solutions for network infrastructures at our facilities; automated monitoring services; design, implementation, and maintenance of call centers; interactive voice response solutions; predictive dialers; unified messaging; and design, installation, maintenance, and diagnostics on LAN and WAN network equipment, operations systems, and applications such as Microsoft Exchange, MS-SQL, MS-SMS, and MS-MOM.

IT Professional Services

We provide customizable information technology solutions, utilizing the technology of key business partners including Microsoft, Oracle, Avaya and Cisco to provide a variety of professional services including information technology strategic planning, business process management, system development, application integration, content management, information technology infrastructure services, database management, software installation and maintenance and project management.

Business Process Outsourcing

Our business process outsourcing services include analysis, design, implementation, and support of applications that serve various industries such as banking, insurance, and telecommunications, as well as in the public sector. We integrate third party applications in online payment systems, internet applications, deposit systems, personal and business loan systems, electronic billing, electronic ticketing, finance and human resources systems, image and workflow management, project management and business architecture. We also market our own fully-developed solutions for deposit systems, internet banking, payment kiosks, electronic ticketing systems, banking distribution channels integration and payment integration systems. In addition, we administer and provide child support services via an outsourcing venture with the Puerto Rican government marketed as PRACSES.

Fulfillment

We are one of the largest processors of correspondence for financial institutions, government agencies, telecommunications companies and medical insurance companies in the Caribbean, printing more than 240 million pages and delivering approximately 30 million pieces annually. Our fulfillment service provides technical and operational resources for producing and distributing variable print documents such as statements, bills, checks and benefit summaries. We also offer storage and management of promotional flyers and inserts.

Intellectual Property

We own numerous registrations for several trademarks in different jurisdictions and own or have licenses to use certain software and technology, which are critical to our business and future success. For example, we own the ATH and EVERTEC trademarks, which are associated by the public, financial institutions and merchants with high quality and reliable electronic commerce, payments, and debit network solutions and services. Such goodwill allows us to be competitive, retain our customers, and expand our business. Further, we also use a combination of proprietary software, including software that we own and technology and software licensed from Popular and other third parties to operate our business and deliver secure and reliable products and services to our customers.

We protect our intellectual property rights by securing trademark and copyright registrations as well as applying for patents in the relevant jurisdictions. We also protect proprietary know-how and trade secrets through company confidentiality policies, licenses, programs, and contractual agreements.

For a description of our arrangements with Popular regarding intellectual property, see “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Industry Trends

Shift to Electronic Payments: The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the payment processing industry globally. This migration is driven by numerous factors including customer convenience, marketing efforts by financial institutions, card issuer rewards and the development of new forms of payment. Further, this increased penetration of electronic payments has been a driver for many merchants, which have not historically accepted electronic methods of payment, to offer acceptance of such methods in order to increase customer traffic and drive sales. We believe that the penetration of electronic payments in the markets where we principally operate is significantly lower relative to the U.S. market and that this ongoing shift will continue to generate substantial growth opportunities for our business.

Fast Growing Caribbean and Latin American Financial Services and Payments Markets: Currently, adoption of banking products, including electronic payments, in the Caribbean and Latin American region is lower relative to mature U.S. and European markets. For example, it is estimated by industry research that 36% of households in Puerto Rico do not utilize banking products. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin American regions. The November 2010 issue of the Nilson Report projects that overall card purchase transactions in the Latin American region will grow by 450% between 2003 and 2013.

We believe that these unique characteristics of our markets and our leadership positions across multiple products should continue to drive growth and profitability in our transaction-related businesses.

Ongoing Technology Outsourcing Trends: Financial institutions globally are facing unique challenges including the entrance of non-traditional competitors, the compression of margins on traditional products, significant channel proliferation and increasing regulation that could potentially curb profitability. We believe that these challenges are particularly relevant to medium or small size institutions in the Latin American markets in which we operate. Many of these institutions have traditionally fulfilled their information technology needs through legacy computer systems, operated by the institution itself. Legacy systems are generally highly proprietary, inflexible and costly to operate and maintain. We believe the trend to outsource in-house technology systems and processes by financial institutions will continue. According to estimates published by Gartner Dataquest Market Statistics in March 2010, banks in Latin America are forecast to have $20 billion of annual information technology expenditures by 2014. We believe that our technology and business outsourcing solutions cater to the evolving needs of the financial institution customer base we target, by providing integrated, open, flexible, customer-centric and efficient information technology products and services.

Changing Regulatory Environment: The regulatory environment for financial institutions is changing. The full impact of these changes will take months if not years to fully assess, but they will also likely create new revenue opportunities for technology and processing providers. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the CARD Act of 2009 are principally intended to limit risk-taking activities by banks as well as provide certain protections to individual consumers. For example, the Dodd-Frank Act mandates the establishment of a federal Consumer Financial Protection Bureau and gives power to the Federal Reserve to regulate debit interchange fees charged by the issuing banks. We believe that these regulatory changes could create ample opportunities for differentiated technology providers to work with financial institution clients on identifying new fee revenue opportunities and implementing the necessary technology to generate such revenue streams. In addition, regulation of the electronic payment card industry, including regulations applicable to us and our customers, has increased significantly in recent years. There is also increasing scrutiny by the U.S. Congress in the manner in which payment card networks and card issuers set various transaction fees from which some of our customers derive significant revenue. For example, the Dodd-Frank Act incorporates the Durbin Amendment that, among other things, places certain restrictions on the interchange transaction fees that a card issuer or payment card network can charge for an electronic debit transaction and also places various exclusivity prohibitions and routing restrictions on such transactions.

Industry Innovation: The electronic payments industry experiences ongoing technology innovation. Emerging payment technologies such as prepaid cards, contactless payments, payroll cards, mobile commerce, online “wallets” and innovative POS devices facilitate the shift away from cash and paper methods of payment. The increasing demand for new and flexible payment options catering to a wider range of consumer segments is driving growth in the electronic payment processing industry. As an example, due to the advancement and integration of stored value technologies, unbanked and underbanked consumers are increasingly utilizing prepaid debit cards as a means to conduct purchases, access funds through ATMs, set up online bill payment and conveniently transfer money to other consumers.

Competitive Strengths

Most recognized regional financial services brand with leading market position: We own and operate the ATH network, Puerto Rico’s most widely recognized financial services brand. The ATH network processed over 625 million transactions in 2011, making ATH branded products the most frequently used electronic method of payment in Puerto Rico, exceeding the total volume of Visa, MasterCard, American Express and Discover, combined. Our Merchant Acquiring business acts as the primary merchant acquirer for ATH branded cards, and is the leading merchant acquirer in Puerto Rico and the fifth largest in the Latin American region. Through this combination of uniquely complementary and market-leading businesses, we are well positioned to take advantage of favorable industry dynamics and enhance our market position throughout the Caribbean and Latin American region.

Stable and recurring core revenue stream: We maintain a stable and predictable core revenue profile as a majority of our revenue is recurring in nature. The Transaction Processing and Merchant Acquiring segments as well as the core bank processing services and certain other services within our Businesses Solutions segment, which together accounted for 77% of our total revenues and 83% of our gross revenues in 2011, generate recurring revenue streams. These businesses have high customer retention due to the mission-critical and embedded nature of the services they provide, the high switching costs associated with these services and due to our leading position in these respective markets. Additionally, 31% of our total revenues and 24% of our gross revenues for the year ended December 31, 2011 was generated by core banking and related services provided to Popular, which are governed by a 15-year Master Services Agreement (as described below). For further discussion of our ongoing relationship with Popular, refer to the “—Key Relationship with Popular” section of this Annual Report on Form 10-K. As a result of the critical and embedded nature of the services provided as well as our strategic focus on client retention, we have been able to deliver an industry-leading client retention rate, of approximately 90% of our customers in the Transaction Processing and Business Solutions segments in 2010 continued to be customers in 2011.

Highly scalable and leveragable platform: Our highly scalable technology platform can support significant expansion with low incremental costs. We have spent approximately $104.9 million from 2009 to 2011 on technology investments in order to build ample capacity in our platforms and maintain state of the art technology. We are able to achieve attractive economies of scale with flexible product development capabilities. Further, we have a proven ability to seamlessly leverage our existing platforms to develop new products and services and expand in new markets. In the last four years, we have expanded our Transaction Processing businesses to Panama, Honduras, Mexico and Guatemala.

Favorable cash flow conversion characteristics: Our business is technology driven in nature and allows for significant scalability as our volumes and revenues grow. As a result of high operating margins, limited maintenance and growth capital expenditure requirements, and minimal working capital needs, we have been able to deliver strong cash flows and a consistently high cash flow conversion rate during the past three years.

15-year, exclusive Master Services Agreement and equity alignment with Popular: Popular is the leading financial institution in Puerto Rico with $37.3 billion in assets and $27.9 billion in deposits as of December 31, 2011. While it continues to be our largest client, the revenues from our provision of core bank processing and related services to Popular have declined from 35% of total revenues in 2007 to 31% in 2011 and 28% of gross revenues in 2007 to 24% in 2011, as we have expanded our external client base, product offerings and geographic footprint. We provide a number of critical transaction processing and business solutions products and services to Popular and benefit from the bank’s distribution network and continued support, further strengthened by our ongoing equity alignment. We and Popular have entered into a 15-year Master Services Agreement on September 30, 2010. According to the terms of the Master Services Agreement, Popular is obligated to continue to utilize our services on an exclusive basis and on commercial terms consistent with the terms of our historical relationship. For further discussion of our ongoing relationship with Popular, refer to the “—Key Relationship with Popular” section of this Annual Report on Form 10-K.

Experienced management team with strong track record: On February 22, 2012, Peter Harrington joined our management team as our President and Chief Executive Officer. Mr. Harrington has extensive experience managing and growing payment processing business in Latin America as well as North America, Asia and Europe. We maintain a dedicated, multi-disciplinary and highly motivated senior management team that has served us for an average of 16 years. The current management team built and led our business through its transformation from a bank-owned operation to the leading financial technology franchise in the region, and has a proven track record of delivering growth and building strong brand recognition in both positive and negative economic environments.

Competition

Our primary competitors include internal technology departments within financial institutions and retailers, data processing or software development departments of large companies or large computer manufacturers, third-party payment processors, independent computer services firms, companies that develop and deploy software applications, companies that provide customized development, implementation and support services and companies that market software for the financial services industry. Some of these competitors possess substantially greater financial, sales and marketing resources than we do. Competitive factors impacting the success of our services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance, and support the applications or services, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our relationship with Banco Popular, large market share and financial institution industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against companies with more limited offerings. Major industry players include First Data Corporation, Fidelity National Information Services, Inc., Fiserv, Inc., Total System Services, Inc. and Global Payments Inc., all of which provide competing transaction processing services. In the business outsourcing market, we also compete with Microsoft Corporation, Avaya Inc. and International Business Machines Corporation. Competitors in the merchant acquiring market include First Data Corporation, Global Payments Inc., Elavon Inc., Sage Payment Solutions and all local banks.

Our Strategy

We intend to pursue the following business strategies:

Expand in the Latin American region

We are expanding our business geographically in the Latin American region. We believe that we have an inherent competitive advantage relative to U.S. competitors based on our ability to locally leverage our infrastructure as well as our first-hand knowledge of Latin American markets and culture. We believe that significant growth opportunities exist in a number of large markets in which we are not currently present, such as Argentina, Chile, Peru and Colombia. In addition to entering new markets, we continually introduce and offer new products and services to customers in existing markets, such as Mexico, Costa Rica, Panama and the Dominican Republic. We continually evaluate our strategic plans for geographic expansion.

Leverage the ATH network

We own and operate the leading debit payment and ATM network in Puerto Rico, the ATH network. Further, we believe that ATH is the most widely recognized financial services brand in Puerto Rico. The strength of this brand, coupled with the technology platform that it provides in Puerto Rico, has led most financial institutions to choose ATH as one of the preferred networks associated with the cards that they issue to their customers. As a result, we believe that we are uniquely positioned to develop new products and services to take advantage of our access to Puerto Rico’s entire cardholder base as well as our real-time, data-based knowledge of consumer spending behaviors. We intend to introduce new services in the near future that leverage the capabilities and popularity of the ATH network.

Develop and offer new products to our merchant customer base

Our Merchant Acquiring business is Puerto Rico’s largest merchant acquirer, providing an end-to-end electronic payment offering to over 16,000 merchants across Puerto Rico and the U.S. and British Virgin Islands. We plan to continue leveraging this broad customer base by developing and offering additional products and services to cross sell along with our core merchant offerings. Historically, we have been successful in introducing and marketing new products such as cell phone top up services, remote payment capture services, card-not-present processing and online acquiring services. We intend to continue to focus on these and other cross sell opportunities in order to take advantage of our leadership position in the merchant acquiring industry.

Further improve and increase operating efficiency and scale

We are focused on delivering revenue growth along with improving profitability. As a function of our strategy to actively manage our cost base and due to the inherently scalable nature of our business, we have been able to improve our Adjusted EBITDA margin in the past three years. We are committed to continue identifying areas where we can optimize our business from a cost perspective. As a result of this strategy as well as our ownership structure following the Merger, we believe that our business will be more efficiently run and that our profitability metrics will improve.

Selectively Acquire Complementary Businesses

Historically, we have selectively acquired complementary businesses that allowed us to expand geographically and to broaden our product offering. For example, we acquired ScanData Puerto Rico, in order to expand our banking services offering; we acquired TII Smart Solutions, which allowed us to offer ATM and POS driving services in Latin America; and we acquired Sense Software, which enabled us to expand our services offering for small and medium size companies. As our business grows and we expand geographically, we intend to continue to evaluate selected acquisition opportunities in order to complement our current product offering.

Key Relationship with Popular

Prior to the Merger, we were 100% owned by Popular, the largest financial institution based in Puerto Rico, and operated substantially as an independent entity within Popular. After the consummation of the Merger, Popular continues to indirectly own approximately 49% of our voting equity capital. Popular is our largest customer. See “Item 1A. Risk Factors—Risks Related to Our Business—We expect to derive a significant portion of our revenue from Popular.”

We entered into a 15-year Master Services Agreement, as well as several other related agreements, with Popular upon consummation of the Merger. Under the terms of the Master Services Agreement, Popular agreed to continue to utilize our services on an ongoing exclusive basis, for the duration of the agreement, on commercial terms consistent with the terms of our historical relationship. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the Master Services Agreement. For more information on the Master Services Agreement and other related agreements, see “Item 13. Certain Relationships and Related Transactions and Director Independence—Related Party Transactions in Connection with the Closing of the Merger.”

Government Regulation and Payment Network Rules

Oversight by the Federal Reserve

Popular is a bank holding company that has elected to be treated as a financial holding company under the provisions of the Graham-Leach-Bliley Act of 1999. Because of Popular’s indirect ownership interest in us, we are subject to oversight by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and our activities are subject to several related significant restrictions.

Transactions with Affiliates

There are various restrictions on our ability to borrow from, and engage in certain other transactions with, Popular’s bank subsidiaries, Banco Popular and Banco Popular North America (“BPNA”). In general, Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W require that any “covered transaction” that we enter into with Banco Popular or BPNA (or any of their respective subsidiaries), as the case may be, must be secured by designated amounts of specified collateral and must be limited to 10% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. In addition, all “covered transactions” between Banco Popular or BPNA, on the one hand, and Popular and all of its subsidiaries and affiliates (which for these purposes includes EVERTEC) on the other hand, must be limited to 20% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, Section 23B and Regulation W require all transactions between us and either Banco Popular or BPNA be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to Banco Popular or BPNA, as the case may be, as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered by Banco Popular or BPNA to, or would apply to, non-affiliated companies.

Permissible Activities

As a result of Popular’s ownership interest in us, we are considered to be a foreign subsidiary of a bank holding company under the Federal Reserve Board’s regulations. Consequently, we rely on the authority granted under the Federal Reserve Board’s Regulation K to conduct our data processing, management consulting and related activities outside the United States. Furthermore, before our predecessor was acquired by Popular, it was engaged in certain activities that are not otherwise permissible for a foreign subsidiary under the banking regulations. We continue to engage in such activities pursuant to authority under the Federal Reserve Board’s Regulation K, which allows a bank holding company to retain, in the context of an acquisition of a going concern, such otherwise impermissible activities if they account for not more than 5% of either the consolidated assets or consolidated revenues of the acquired organization.

Regulatory Reform and Other Legislative Initiatives

The payment card industry has come under increased scrutiny from lawmakers and regulators. In July 2010, the Dodd-Frank Act was signed into law in the United States. The Dodd-Frank Act sets forth significant structural and other changes to the regulation of the financial services industry and establishes a new agency, the Bureau of Consumer Financial Protection, to regulate consumer financial products and services (including many offered by us and by our customers). In addition, the Durbin Amendment imposes new restrictions on card networks and debit card issuers. More specifically, the Durbin Amendment provides that interchange transaction fees that a card issuer may receive or charge for an electronic debit transaction must be “reasonable and proportional” to the cost incurred by the card issuer in processing the transaction.

The Federal Reserve Board adopted the final regulations on June 22, 2011. The final regulations (a) set a cap on debit transaction interchange fees to $.21 + 5 bps + $.01 (as a fraud adjustment for issuers that have in place policies and measures to address fraud); (b) require that issuers must enable two unaffiliated payment card networks on their debit cards without regard to authentication method; and (c) prohibit card issuers and payment card networks from entering into exclusivity arrangements for debit card processing and restricts card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over networks of their choice. The final regulations also allows merchants to set minimum dollar amounts (currently, not to exceed $10) for the use of a credit card and provide discounts to consumers who pay with various payment methods, such as cash (which two practices previously violated applicable payment card network rules).

We are currently analyzing the Federal Reserve Board’s final regulations described above; the impact of these final regulations may or may not have a material impact (positive or negative) on our business. In addition to the Dodd-Frank Act, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to diminish the powers of bank holding companies and their affiliates. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase the cost of doing business or limit permissible activities. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

Other Government Regulations

In addition to oversight by the Federal Reserve Board, our services are subject to a broad range of complex federal, state, Puerto Rico and foreign regulation, including privacy laws, international trade regulations, the Bank Secrecy Act, anti-money laundering laws, the U.S. Internal Revenue Code, the Puerto Rico Internal Revenue Code of 1994, as amended (the “PR Code”), the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act and other Puerto Rico laws and regulations. Failure of our services to comply with applicable laws and regulations could result in restrictions on our ability to provide them, as well as the imposition of civil fines and/or criminal penalties. The principal areas of regulation (in addition to oversight by the Federal Reserve Board) that impact our business are described below.

Privacy

We and our financial institution clients are required to comply with various state, federal and foreign privacy laws and regulations, including those imposed under the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act. These regulations place restrictions on the use of non-public personal information. All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institution not to share information with third parties. The regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. These laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as, in certain circumstances, obligations to provide notification to affected individuals, states officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information. In addition, State and Federal government agencies have been contemplating or developing new initiatives to safeguard privacy and enhance data security. As a provider of services to financial institutions, we are required to comply with the privacy regulations and are bound by the same limitations on disclosure of the information received from our customers as apply to the financial institutions themselves. See “Item 1A. Risk Factors—Risks Related to Our Business—Security breaches or our own failure to comply with privacy regulations and industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation.”

Anti-Money Laundering and Office of Foreign Assets Control Regulation

Because of Popular’s indirect ownership interest in EVERTEC and because we provide data processing services to both foreign and domestic financial institutions, we are required to comply with certain anti-money laundering and terrorist financing laws and economic sanctions imposed on designated foreign countries, nationals and others. Specifically, we must adhere to the requirements of the Bank Secrecy Act regarding processing and facilitation of financial transactions. Furthermore, as a data processing company that provides services to foreign parties and facilitates financial transactions between foreign parties, we are obligated to screen all transactions for compliance with the sanctions programs administered by OFAC. These regulations prohibit us from entering into or facilitating a transaction that involves persons, governments, or countries designated by the U.S. Government under one or more sanctions regimes.

A major focus of governmental policy in recent years has been aimed at combating money laundering and terrorist financing. Preventing and detecting money laundering, and other related suspicious activities at their earliest stages warrants careful monitoring. The Bank Secrecy Act, along with a number of other anti money laundering laws, imposes various reporting and record-keeping requirements concerning currency and other types of monetary instruments. Actions, such as structuring transactions to avoid Bank Secrecy Act and anti-money laundering law reporting requirements, failing to prepare or file required reports, preparing inaccurate reports, money laundering, attempted money laundering, and advising customers in any of these activities are violations or potential violations of law. These laws and regulations impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for us.

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports of goods or services from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

FCPA and Other

As a data processing company that services both foreign and domestic clients, our business activities in foreign countries, and in particular our transactions with foreign governmental entities, subject us to the anti-bribery provisions of the FCPA. Pursuant to applicable anti-bribery laws, our transactions with foreign government officials and political candidates are restricted. Finally, in the course of business with foreign clients and subsidiaries, we export certain software and hardware that is controlled by the Export Administration Regulations from the United States to the foreign parties. Together, these regulations place restrictions on who we can transact with, what transactions may be facilitated, how we may operate in foreign jurisdictions, and what we may export to foreign countries.

Association and Network Rules

We and certain of our subsidiaries are members of or certified processors for several card associations and payment networks, including the ATH network, MasterCard, Visa, American Express, Discover and numerous debit and electronic benefits transaction networks in connection with the services we provide to our customers. As such, we are subject to applicable card association and network rules, which could subject us to a variety of fines or penalties that may be levied by the card associations or networks for certain acts and/or omissions by us, our sponsorees, acquirer customers, processing customers and/or merchants. We are also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by us using the Automated Clearing House Network and to various government laws regarding such operations, including laws pertaining to EBT.

Employees

As of December 31, 2011, EVERTEC employed 1,505 persons in 6 countries throughout the Caribbean and Latin America. Of the total number of employees, 1,174 were employed in Puerto Rico and 331 in the Caribbean and Latin America. None of our employees are subject to collective bargaining agreements, and we consider our relationships with our employees to be good. We have not experienced any work stoppages.

Geographic Concentration

EVERTEC operates in Puerto Rico and in certain countries throughout the Caribbean and Latin America. Our revenue composition by geographical area is based on three categories: Puerto Rico, Caribbean and Latin America. The Caribbean includes our operations in the Dominican Republic and Virgin Islands, while Latin America includes Costa Rica, México, Guatemala and Panamá. See Note 23 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information related to geographic areas.

Item 1A. Risk Factors

Readers should carefully consider, in connection with other information disclosed in this Annual Report on Form 10-K, the risks and uncertainties described below. The following discussion sets forth some of the more important risk factors that could affect our business, financial condition, operating results or cash flow. However, other factors, besides those discussed below or elsewhere in this Report or other of our reports filed with or furnished to the SEC, also could adversely affect our business, financial condition, operating results or cash flow. We cannot assure you that the risk factors described below or elsewhere in this document are a complete set of all potential risks we may face; additional risks and uncertainties not presently known to us or not believed by us to be material may also negatively impact us. These risk factors also serve to describe factors which may cause our results to differ materially from those discussed in forward looking statements included herein or in other documents or statements that make reference to this Annual Report on Form 10-K. Please also refer to the section titled “Forward Looking Statements” in this Annual Report on Form 10-K.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our senior notes and senior secured credit facilities.

We are highly leveraged. As of December 31, 2011, the total principal amount of our indebtedness, net of discounts, was approximately $523.8 million.

Our high degree of leverage could have important consequences for you, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow for other purposes, including for our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities, will be at variable rates of interest;

•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing our senior notes and the agreements governing such other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•

limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and

•

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

For the year ended December 31, 2011, our cash interest expense on our senior secured credit facilities amounted to $19.3 million. Our interest expense could increase if interest rates increase because the entire amount of the indebtedness under our senior secured credit facilities bears interest at a variable rate. At December 31, 2011 we had approximately $325.0 million aggregate principal amount of variable rate indebtedness under our senior secured credit facilities. A 100 basis point increase in the applicable margins over our floor(s) on our debt balances outstanding as of December 31, 2011 under our senior secured credit facilities would increase our annual interest expense by approximately $3.3 million.

Despite our high indebtedness level, we and our subsidiaries still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured. Although the agreement governing our senior secured credit facilities and the indenture governing our senior notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness, including secured indebtedness, that could be incurred in compliance with these restrictions could be substantial.

In addition to the $50.0 million which is available to us for borrowing under our revolving credit facility, the terms of our senior secured credit facilities will enable us to increase the amount available under our term loan and/or revolving credit facilities if we are able to obtain loan commitments from banks and satisfy certain other conditions. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase. In addition, the indenture governing our senior notes will not prevent us from incurring obligations that do not constitute indebtedness under the indenture.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.

The indenture governing our senior notes and the agreement governing our senior secured credit facilities contain, and any future indebtedness we incur may contain, various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the covenants in our senior secured credit facilities require us to maintain a maximum senior secured leverage ratio and also limit our capital expenditures. A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the revolving credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facilities. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, the proceeds from the sale or foreclosure upon such assets will first be used to repay debt under our senior secured credit facilities and we may not have sufficient assets to repay our unsecured indebtedness thereafter.

Risks Related to Our Business

We expect to derive a significant portion of our revenue from Popular.

Our services to Popular account for a significant portion of our revenues, and we expect that our services to Popular will continue to represent a significant portion of our revenues for the foreseeable future. In 2011 our services to Popular for core bank processing and related services accounted for approximately 31% of our total revenues and 24% of our gross revenues and our services to Popular overall accounted for approximately 49% of our total revenues and 37% of our gross revenues. Any failure by Popular to perform under the Master Services Agreement or our other material agreements with Popular could significantly reduce our revenues. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

In 2011, our next largest customer, the Government of Puerto Rico, consolidating all individual agencies and public corporations, represented approximately 11% of our total net revenues and 9% of our gross revenues.

We depend, in part, on our merchant relationships and our alliance with Banco Popular, a wholly-owned subsidiary of Popular, to grow our Merchant Acquiring business. If we are unable to maintain these relationships and this alliance, our business may be adversely affected.

Growth in our Merchant Acquiring business is derived primarily from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment, and the strength of our relationship with Banco Popular. A substantial portion of our business is generated from our ISO Agreement with Banco Popular. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Related Party Transactions in Connection with the Closing of the Merger—Independent Sales Organization Sponsorship and Service Agreement.” Banco Popular acts as a merchant referral source and provides sponsorship into the ATH, Visa, Discover and MasterCard networks for merchants, as well as card association sponsorship, clearing and settlement services. We provide transaction processing and related functions. Both alliance partners may provide management, sales, marketing, and other administrative services. We rely on the continuing growth of our merchant relationships, our alliance with Banco Popular and other distribution channels. There can be no guarantee that this growth will continue and the loss or deterioration of these relationships could negatively impact our business and result in a reduction of our revenue and profit.

If we are unable to renew client contracts at favorable terms, we could lose clients and our results of operations and financial condition may be adversely affected.

Failure to achieve favorable renewals of client contracts could negatively impact our business. Our contracts with private clients generally run for a period of three to five years and provide for termination fees upon early termination. Our government contracts generally run for one year without automatic renewal periods. Our standard merchant contract has an initial term of one or three years, with automatic one-year renewal periods. At the end of the contract term, clients have the opportunity to renegotiate their contracts with us and to consider whether to engage one of our competitors to provide products and services. If we are not successful in achieving high renewal rates and contract terms that are favorable to us, our results of operations and financial condition may be adversely affected.

We rely on our systems, employees and certain counterparties, and certain failures could materially adversely affect our operations.

Our businesses are dependent on our ability to process, record and monitor a large number of transactions. If any of our financial, accounting, or other data processing systems or applications fail or have other significant shortcomings or limitations, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to breakdowns or failures of such parties’ own systems or employees. Any of these occurrences could diminish our ability to operate one or more of our businesses, or result in potential liability to clients, reputational damage and regulatory intervention, any of which could materially adversely affect us.

We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics or other unanticipated damage to property or physical assets. Such disruptions may give rise to losses in service to customers and loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation, regulatory fines or penalties or losses not covered by insurance.

Security breaches or our own failure to comply with privacy regulations and industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation.

As part of our business, we electronically receive, process, store and transmit sensitive business information of our customers. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver’s license numbers, cardholder data and payment history records. The uninterrupted operation of our information systems and the confidentiality of the customer/consumer information that resides on such systems are critical to the successful operations of our business. Despite the safeguards we have in place, unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records or could otherwise cause interruptions in our operations. These risks are increased when we transmit information over the Internet. Our visibility in the global payments industry may attract hackers to conduct attacks on our systems that could compromise the security of our data or could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. There is also a possibility of mishandling or misuse, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees acting contrary to our policies, or counterparties, or where such information is intercepted or otherwise improperly taken by third parties. An information breach in the system and loss of confidential information such as credit card numbers and related information could have a longer and more significant impact on the business operations than a hardware failure and could result in claims against us for misuse of personal information, such as identity theft.

Additionally, as a provider of services to financial institutions and card processing services, we are subject directly (or indirectly through our clients) to the same laws, regulations, industry standards and limitations on disclosure of the information we receive from our customers as apply to the customers themselves. If we fail to comply with these regulations, standards and limitations, we could be exposed to suits for breach of contract, governmental proceedings, or prohibitions on card processing services. In addition, as more restrictive privacy laws, rules or industry security requirements are adopted in the future on the federal or local level or by a specific industry body, the change could have an adverse impact on us through increased costs or restrictions on business processes. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contracts.

Any inability to prevent security or privacy breaches or failure to comply with privacy regulations and industry security requirements could cause our existing customers to lose confidence in our systems and terminate their agreements with us, and could inhibit our ability to attract new customers, damage our reputation and/or adversely impact our relationship with administrative agencies.

We may experience breakdowns in our processing systems that could damage customer relations and expose us to liability.

We depend heavily on the reliability of our processing systems in our core businesses. A system outage or data loss, regardless of reason, could have a material adverse effect on our business, financial condition and results of operations. Not only would we suffer damage to our reputation in the event of a system outage or data loss, but we may also be liable to third parties. Some of our contractual agreements with financial institutions require the crediting of certain fees if our systems do not meet certain specified service levels. To successfully operate our business, we must be able to protect our processing and other systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions include, but are not limited to, fire, natural disasters, telecommunications failure, computer viruses, terrorist acts and war. Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures. We perform the vast majority of disaster recovery operations ourselves, though we utilize select third parties for some aspects of recovery. To the extent we outsource our disaster recovery, we are at risk of the vendor’s unresponsiveness in the event of breakdowns in our systems. Furthermore, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

Lack of system integrity, fraudulent payments or credit quality related to funds settlement could result in a financial loss.

We settle funds on behalf of financial institutions, other businesses and consumers and process funds transactions from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, ACH payments and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment and, in some cases, the detection or prevention of fraudulent payments. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised this could result in a financial loss to us.

We may experience defects, development delays, installation difficulties, system failure, or other service disruptions with respect to our technology solutions, which would harm our business and reputation and expose us to potential liability.

Many of our services are based on sophisticated software, technology and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our customers. Finally, our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses or other cyber attacks. Defects in our technology solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in: (1) interruption of business operations; (2) delay in market acceptance; (3) additional development and remediation costs; (4) diversion of technical and other resources; (5) loss of customers; (6) negative publicity; or (7) exposure to liability claims.

Any one or more of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

The ability to adopt technology to changing industry and customer needs or trends may affect our competitiveness or demand for our products, which may adversely affect our operating results.

Changes in technology may limit the competitiveness of and demand for our services. Our businesses operate in industries that are subject to technological advancements, developing industry standards and changing customer needs and preferences. Also, our customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and customer changes in order to remain competitive within our relative markets. For example, the ability to adopt technological advancements surrounding POS technology available to merchants could have an impact on our Merchant Acquiring business. Our inability to respond to new competitors and technological advancements could impact all of our businesses.

Consolidations in the banking and financial services industry could adversely affect our revenues by eliminating existing or potential clients and making us more dependent on a more limited number of clients.

In recent years, there have been a number of mergers and consolidations in the banking and financial services industry. Mergers and consolidations of financial institutions reduce the number of our clients and potential clients, which could adversely affect our revenues. Further, if our clients fail or merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. It is also possible that the larger banks or financial institutions resulting from mergers or consolidations would have greater leverage in negotiating terms with us or could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the credit risk that our merchants will be unable to satisfy obligations for which we may also be liable.

We are subject to the credit risk of our merchants being unable to satisfy obligations for which we also may be liable. For example, as the merchant acquirer, we are contingently liable for transactions originally acquired by us that are disputed by the card holder and charged back to the merchants. If we or Banco Popular are unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, we will bear the loss for the amount of the refund paid to the cardholder. Notwithstanding our adherence to industry standards with regards to the acceptance of new merchants and certain steps to screen for credit risk, it is possible that a default on such obligations by one or more of our merchants could have a material adverse effect on our business.

Increased competition or changes in consumer spending or payment preferences could adversely affect our business.

A decline in the market for our services, either as a result of increased competition, a decrease in consumer spending or a shift in consumer payment preferences, could have a material adverse effect on our business. We may face increased competition in the future as new companies enter the market and existing competitors expand their services. Some of these competitors could have greater overall financial, technical and marketing resources than us, which could enhance their ability to finance acquisitions, fund internal growth and respond more quickly to professional and technological changes. Some competitors could have or may develop a lower cost structure. New competitors or alliances among competitors could emerge, resulting in a loss of business for us and a corresponding decline in revenues and profit margin. Further, if consumer confidence decreases in a way that adversely affects consumer spending, we could experience a reduction in the volume of transactions we process. In addition, if we fail to respond to changes in technology or consumer payment preferences, we could lose business to competitors.

Changes in credit card association or other network rules or standards could adversely affect our business.

In order to provide our transaction processing services, we, Banco Popular, and several of our subsidiaries are registered with or certified by Visa and MasterCard and other networks as members or service providers for member institutions. As such, we and many of our customers are subject to card association and network rules that could subject us or our customers to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by us, acquirer customers, processing customers and merchants. Visa, MasterCard and other networks, some of which are our competitors, set the standards with respect to which we must comply. The termination of Banco Popular’s or our subsidiaries’ member registration or our subsidiaries’ status as a certified service provider, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to or through our customers, could have an adverse effect on our business, operating results and financial condition.

Changes in interchange fees or other fees charged by card associations and debit networks could increase our costs or otherwise adversely affect our business.

From time to time, card associations and debit networks change interchange, processing and other fees, which could impact our Transaction Processing and Merchant Acquiring businesses. It is possible that competitive pressures will result in our Transaction Processing or Merchant Acquiring businesses absorbing a portion of such increases in the future, which would increase our operating costs, reduce our profit margin and adversely affect our business, operating results and financial condition.

Our revenues from the sale of services to merchants that accept Visa, Discover and MasterCard cards are dependent upon our continued Visa, Discover and MasterCard registration and financial institution sponsorship.

In order to provide our Visa, Discover and MasterCard transaction processing services, we must be registered as a merchant processor of MasterCard, Discover and Visa. These designations are dependent upon our being sponsored by member clearing banks of those organizations. If our sponsor banks should stop providing sponsorship for us, we would need to find another financial institution to provide those services in such region that could serve as a sponsor, either of which could prove to be difficult and/or more expensive. If we are unable to find a replacement financial institution to provide sponsorship (whether through a third party or through the establishment of our own wholly-owned financial institution) we may no longer be able to provide processing services to the affected customers which would negatively impact our revenues and earnings.

Changes in laws, regulations and enforcement activities may adversely affect the products, services and markets in which we operate.

We and our customers are subject to Federal, Puerto Rico and other countries, rules and regulations that affect the electronic payments industry in the countries in which our services are used. In particular, our customers are subject to numerous regulations applicable to banks, financial institutions, processors and card issuers in the United States and abroad, and, consequently, we are at times affected by such laws, rules and regulations. Failure to comply may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines which could have an adverse effect on our financial condition. In addition, even an inadvertent failure by us to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our reputation or brands.

In addition, regulation of the electronic payment card industry, including regulations applicable to us and our customers, has increased significantly in recent years. There is also increasing scrutiny by the U.S. Congress in the manner in which payment card networks and card issuers set various transaction fees, from which some of our customers derive significant revenue. For example, on July 21, 2010, the Dodd-Frank Act was signed into law in the United States, which includes Section 1075 (commonly referred to as the “Durbin Amendment”). These rules, among other things, place certain restrictions on the interchange transaction fees that a card issuer or payment card network can charge for an electronic debit transaction and also places various exclusivity prohibitions and routing restrictions on such transactions. These rules took effect on October 1, 2011. In addition, the Federal Reserve has recently published rules that could increase the complexity of operations and also lead to a more competitive environment. We are still evaluating the impact (positive or negative) that these rules may have on our business. See “Item 1. Business—Government Regulation and Payment Network Rules—Regulatory Reform and Other Legislative Initiatives.”

Further changes to laws, rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on us. We have structured our business in accordance with existing tax laws and interpretations of such laws. Changes in tax laws or their interpretations could decrease the value of revenues we receive and the amount of our cash flow and have a material adverse impact on our business.

Our business concentration in Puerto Rico imposes risks.

During the fiscal years ended December 31, 2011, 2010 (on a full year basis) and 2009, approximately 88%, 88% and 89%, respectively, of our total revenues were generated from our operations in Puerto Rico. In addition, some of our total revenues generated from our operations outside Puerto Rico are dependent upon our operations in Puerto Rico. Because we conduct our operations in a geographically concentrated area, our financial condition and results of operations are highly dependent on the economic and general conditions of Puerto Rico. Since 2006, the Puerto Rico economy has been experiencing recessionary conditions. Continuing economic decline or other adverse political developments, natural disasters (including hurricanes), and other events could affect among other things, our customer base, general consumer spending, our cost of operations, our ability to provide services and our physical locations, property and equipment and could have a material adverse effect on our business, financial condition and results of operations.

There are risks associated with our presence in international markets, including political or economic instability.

Our financial performance may be significantly affected by general economic, political and social conditions in the emerging markets where we operate. Many countries in Latin America have suffered significant economic, political and social crises in the past, and these events may occur again in the future. Instability in Latin America has been caused by many different factors, including:

•	significant governmental influence over local economies;

•	substantial fluctuations in economic growth;

•	high levels of inflation;

•	exchange controls or restrictions on expatriation of earnings;

•	high domestic interest rates; wage and price controls;

•	wage and price controls;

•	changes in governmental economic or tax policies;

•	imposition of trade barriers;

•	unexpected changes in regulation which may restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation; and

•	overall political, social and economic instability.

Adverse economic, political and social conditions in the Latin America markets where we operate may create uncertainty regarding our operating environment, which could have a material adverse effect on our company.

Our business in countries outside the United States and transactions with foreign governments increase our compliance risks.

Our operations outside the United States could expose us to trade and economic sanctions or other restrictions imposed by the United States or other local governments or organizations. The U.S. Departments of the Treasury and Justice (“Treasury”), the SEC and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes. Under economic sanctions laws, the Treasury may seek to impose modifications to business practices, including cessation of business activities involving sanctioned countries, and modifications to compliance programs, which may increase compliance costs. In addition, we are also subject to compliance with local government regulations. If any of the risks described above materialize, it could adversely impact our business, operating results and financial condition.

These regulations also prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. We have operations and deal with government entities and financial institutions in countries known to experience corruption, particularly certain emerging countries in Latin America, and further international expansion may involve more of these countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or consultants that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. Our existing safeguards and any future improvements may prove to be less than effective, and our employees or consultants may engage in conduct for which we may be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

We are also subject to the Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce’s Bureau of Industry and Security which regulates the export, reexport and retransfer abroad of items made or originating in the United States as well as the transfer of U.S.-origin technology abroad. We have adopted an Export Management Compliance Policy, a comprehensive compliance program under which the goods and technologies that the company exports are identified and classified under the EAR to make sure they are being exported in compliance with the requirements of the EAR. However, there can be no assurance that we have not violated the EAR in past transactions or that our new policies and procedures will prevent us from violating the EAR in every transaction in which we engage. Any such violations of the EAR could result in fines, penalties or other sanctions being imposed on us, which could negatively affect our business, operating results and financial condition.

We and our subsidiaries conduct business with financial institutions and/or card payment networks operating in countries whose nationals, including some of our customers’ customers, engage in transactions in countries that are the targets of U.S. economic sanctions and embargoes. If we are found to have failed to comply with applicable U.S. sanctions laws and regulations in these instances, we and our subsidiaries could be exposed to fines, sanctions and other penalties or other governmental investigations.

We and our subsidiaries conduct business with financial institutions and/or card payment networks operating in countries whose nationals, including some of our customers’ customers, engage in transactions in countries that are the target of U.S. economic sanctions and embargoes, including Cuba. As a U.S.-based entity, we and our subsidiaries are obligated to comply with the economic sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These regulations prohibit U.S.-based entities from entering into or facilitating unlicensed transactions with, for the benefit of, or in some cases involving the property and property interests of, persons, governments, or countries designated by the U.S. government under one or more sanctions regimes. Failure to comply with these sanctions and embargoes may result in material fines, sanctions or other penalties being imposed on us. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business involving sanctioned countries or entities.

For these reasons, we have established risk-based policies and procedures designed to assist the Company and its personnel in complying with applicable U.S. laws and regulations. These policies and procedures include the use of software to screen transactions we process for evidence of sanctioned-country and persons involvement. Consistent with a risk-based approach and the difficulties of identifying all transactions of our customers’ customers that may involve a sanctioned country, there can be no assurance that our policies and procedures will prevent us from violating applicable U.S. laws and regulations in every transaction in which we engage, and such violations could adversely affect our reputation, business, financial condition and results of operations.

Because we process transactions on behalf of the aforementioned financial institutions through the aforementioned payment networks, we have processed a limited number of transactions potentially involving sanctioned countries and there can be no assurances that, in the future, we will not inadvertently process such transactions. Due to a variety of factors, including technical failures and limitations of our transaction screening process, conflicts between U.S. and local laws, political or other concerns in certain countries in which we and our subsidiaries operate, and/or failures in our ability effectively to control employees operating in certain non-U.S. subsidiaries, we have not rejected every transaction originating from or otherwise involving sanctioned countries, or persons and there can be no assurances that, in the future, we will not inadvertently fail to reject such transactions.

On June 25, 2010, EVERTEC discovered potential violations of the Cuban Assets Control Regulations (“CACR”), which are administered by OFAC, which occurred due to an oversight in the activation of screening parameters for two customers located in Haiti and Belize. Upon discovery of these potential violations, EVERTEC initiated an internal review and submitted an initial notice of voluntary self-disclosure to OFAC on July 1, 2010. OFAC responded to this initial report with requests for additional information. EVERTEC provided the information requested on September 24, 2010 in its final notice of voluntary self-disclosure, which also included information on the remedial measures and new and enhanced internal controls adopted by EVERTEC to avoid this situation in the future. These potential violations involved a small number of processed transactions from Cuba compared to the overall number of transactions processed for these customers during the two-month period in which the screening failures occurred. Nevertheless, should OFAC determine that these activities constituted violations of U.S. sanctions regulations, civil penalties and/or criminal fines, could be assessed against EVERTEC. We cannot predict the timing or ultimate outcome of the OFAC review, the total costs to be incurred in response to this review, the potential impact on our personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with U.S. sanctions regulations, or to what extent, if at all, we could be subject to penalties or other governmental investigations.

Separately, on September 15, 2010, EVERTEC submitted an initial notice of voluntary self-disclosure to OFAC regarding certain activities of its former Venezuelan subsidiary, EVERTEC de Venezuela, C.A. (“EVERTEC Venezuela”) (which ceased being a subsidiary of EVERTEC after the closing of the Merger) and one of EVERTEC’s Costa Rican subsidiaries (which continues to be a subsidiary of EVERTEC after the closing of the Merger). This initial self-disclosure informed OFAC that these subsidiaries appeared to have been involved in processing Cuba-related credit card transactions that EVERTEC and the subsidiaries believed they could not reject under governing local law and policies, but which nevertheless may not be consistent with the CACR. With respect to EVERTEC and its former Venezuelan subsidiary, we disclosed that they completely ceased processing Cuba-related transactions for financial institutions operating in Venezuela on September 4, 2010. We also disclosed that EVERTEC’s Costa Rican subsidiary completely ceased processing Cuba-related credit card transactions for financial institutions operating in Costa Rica in January 2009. In addition, it was also disclosed that EVERTEC’s Costa Rican subsidiary’s switch had served as a conduit through which information about Cuban-related debit card transactions was transmitted to credit card associations and issuer banks, which made the decisions to approve or reject the transactions.

On November 15, 2010, EVERTEC submitted its final notice of voluntary self-disclosure on these transactions to OFAC. The final report indicated the measures that we had taken to determine the amount of the credit transactions relating to Cuba that had not been rejected between 2008 and 2010. In addition, we confirmed that EVERTEC terminated the routing of the Cuban-related debit card transaction information on September 30, 2010. While the credit and debit card transactions at issue represent a small proportion of the overall number of transactions processed for these financial institutions, the transactions occurred over an extended period of time.

Should OFAC determine that EVERTEC’s processing activities constituted violations of the CACR, civil or criminal penalties could be assessed against EVERTEC and/or its subsidiaries. We cannot predict the timing, total costs or ultimate outcome of any OFAC review, the cost or effect of implementing any further measures that may be necessary to ensure full compliance with U.S. sanctions regulations or to what extent, if at all, we could be subject to penalties or governmental investigations.

Popular agreed to specific indemnification obligations with respect to all of the matters described above and certain other matters, in each case, subject to the terms and conditions contained in the Merger Agreement. However, we cannot assure you that we will be able to fully collect any claims made with respect to such indemnities or that Popular will satisfy its indemnification obligations to us. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Related Party Transactions in Connection with the Closing of the Merger—Merger Agreement.”

Our business may be adversely affected by changes in currency rates.

We are subject to risks related to the changes in currency rates as a result of our investments in foreign operations and from revenues generated in Latin American currencies other than the U.S. dollar. Approximately, 8% of our total revenues in 2011 were generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The U.S. dollar value of our net investments in foreign operations, the periodic conversion of foreign-denominated earnings to the U.S. dollar (our reporting currency), our results of operations and, in some cases, cash flows, could be adversely affected in a material manner by movements in foreign currency exchange rates. These risks could cause a material adverse effect on our business, financial condition and results of operations.

Our expansion and selective acquisition strategy exposes us to risks, including the risk that we may not be able to successfully integrate acquired businesses.

As part of our growth strategy, we evaluate opportunities for acquiring complementary businesses that may supplement our internal growth. However, there can be no assurance that we will be able to identify and purchase suitable operations. In addition, the success of any acquisition depends in part on our ability to integrate the acquired company, which may involve unforeseen difficulties and may require a disproportionate amount of our management’s attention and our financial and other resources. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover all operational deficiencies or material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to successfully integrate these acquired businesses or to discover such liabilities could adversely affect our operating results.

Failure to protect our intellectual property rights and defend ourselves from potential patent infringement claims may diminish our competitive advantages or restrict us from delivering our services.

Our trademarks, proprietary software, and other intellectual property, including technology/software licenses, are important to our future success. For example, the ATH trademark and trade name is widely recognized in the Caribbean and Latin America and associated with quality and reliable service. Therefore, such marks represent substantial goodwill and are important to our business. Limitations or restrictions on our ability to use such marks or a diminution in the perceived quality associated therewith could have an adverse impact on the growth of our businesses. We also rely on proprietary software and technology, including third party software that is used under licenses. It is possible that others will independently develop the same or similar software or technology, which would permit them to compete with us more efficiently. Furthermore, if any of the third party software or technology licenses are terminated, not properly assigned to us, or otherwise determined to be unenforceable, then we would have to obtain a comparable license, which may involve increased license fees and other costs.

Despite our efforts to protect our proprietary or confidential business know-how and other intellectual property rights, unauthorized parties may attempt to copy or misappropriate certain aspects of our services, infringe upon our rights, or to obtain and use information that we regard as proprietary. Policing such unauthorized use of our proprietary rights is often very difficult, and therefore, we are unable to guarantee that the steps we have taken will prevent misappropriation of our proprietary software/technology or that the agreements entered into for that purpose will be effective or enforceable in all instances. Misappropriation of our intellectual property or potential litigation concerning such matters could have a material adverse effect on our results of operations or financial condition. Our registrations and/or applications for trademarks, copyrights, and patents could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with maximum protection or meaningful advantage. If we are unable to maintain the proprietary nature of our software or technologies, we could lose competitive advantages and our businesses may be materially adversely affected. Furthermore, the laws of certain foreign countries in which we do business or contemplate doing business in the future may not protect intellectual property rights to the same extent as do the laws of the United States. Adverse determinations in judicial or administrative proceedings could prevent us from selling our services and products, or prevent us from preventing others from selling competing services, and may result in a material adverse affect on our business, financial condition and results of operations.

If our applications or services are found to infringe the proprietary rights of others, we may be required to change our business practices and may also become subject to significant costs and monetary penalties.

As our information technology applications and services develop, we are increasingly subject to potential claims for intellectual property infringement, for example, patent or copyright infringement. Any such claims, even if lacking merit, could: (i) be expensive and time-consuming to defend; (ii) cause us to cease making, licensing or using software or applications that incorporate the challenged intellectual property; (iii) require us to redesign our software or applications, if feasible; (iv) divert management’s attention and resources; and (v) require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies. Unfavorable resolution of these claims could result in us being restricted from delivering the related service and products, liable for damages, or otherwise result in a settlement that could be material to us.

The ability to recruit, retain and develop qualified personnel is critical to our success and growth.

All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory developments that requires a wide ranging set of expertise and intellectual capital. For us to successfully compete and grow, we must retain, recruit and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs. In addition, we must develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We cannot assure you that key personnel, including executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on us.

Failure to comply with state and federal antitrust requirements could adversely affect our business.

Due to our ownership of the ATH network and our Merchant Acquiring and Transaction Processing business in Puerto Rico, we are involved in a significant percentage of the debit and credit card transactions conducted in Puerto Rico each day. Regulatory scrutiny of, or regulatory enforcement action in connection with, compliance with state and federal antitrust requirements could have a material adverse effect on our reputation and business.

The market for our electronic commerce services is evolving and may not continue to develop or grow rapidly enough for us to maintain and increase our profitability.

If the number of electronic commerce transactions does not continue to grow or if consumers or businesses do not continue to adopt our services, it could have a material adverse effect on the profitability of our business, financial condition and results of operations. We believe future growth in the electronic commerce market will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to adopt our services.

The historical information for certain periods presented in this Annual Report on Form 10-K may not be representative of our results as a consolidated, stand-alone company and may not be a reliable indicator of our future results.

The historical financial statements of EVERTEC for certain periods included in this Annual Report on Form 10-K were prepared on a “carved-out” basis from Popular’s consolidated financial statements and do not reflect our operations as a separate stand-alone entity for such periods. Because our businesses were either wholly-owned subsidiaries of Popular, or were operated as divisions of wholly-owned subsidiaries of Popular, the historical financial statements for certain periods include assets, liabilities, revenues and expenses directly attributable to our operations and allocations to us of certain corporate expenses of Popular. These expenses for corporate services, which include expenses for accounting, tax, treasury, payroll and benefits administration, risk management, legal, public relations and compliance, have been allocated to us on the basis that management considers to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by businesses comprising our company. However, the historical financial statements do not necessarily reflect what our financial position and results of operations would have been if we had been operated as a stand-alone entity during such periods, and may not be indicative of future results of operations or financial position. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Related Party Transactions in Connection with the Closing of the Merger—Transition Services Agreement” for further detail on the transition services provided by Popular.

We are controlled by Apollo and Popular who will be able to make important decisions about our business and capital structure.

Affiliates of Apollo collectively beneficially own approximately 51.0% of our outstanding voting common stock and Popular beneficially owns approximately 49.0% of our outstanding voting common stock. As a result, Apollo and Popular are in a position to control all matters affecting us, including decisions regarding extraordinary business transactions, fundamental corporate transactions, appointment of members to our management, election of directors and our corporate and management policies. The interests of Apollo and/or Popular could conflict with the interests of holders of our debt. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Apollo and/or Popular as equity holders might conflict with the interests of holders of our debt. Apollo and/or Popular may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their respective equity investments, even though such transactions might involve risks to us or to the holders of our debt. See “Item 13. Certain Relationships and Related Transactions and Director Independence” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Furthermore, Popular operates in the financial services industry and Apollo is in the business of making investments in companies and one or more of them may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major customers of our business. Apollo and/or Popular may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

EVERTEC’s principal operations are conducted in Puerto Rico. Our principal executive offices are located at Cupey Center Building, Road 176, Kilometer 1.3, San Juan, Puerto Rico 00926.

We own one property in Costa Rica, in the province of San Jose, which is used by our Costa Rican subsidiary for its Transaction Processing business. We also lease space in 12 other locations across the Caribbean and Latin America, including our headquarters in San Juan, Puerto Rico and various data centers and office facilities to meet our sales and operating needs. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3. Legal Proceedings

EVERTEC and its subsidiaries are defendants in various lawsuits or arbitration proceedings arising in the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregated liabilities, if any, arising from such actions will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

We are a wholly-owned subsidiary of Holdings, and there is no established trading market for our common stock.

During 2011 and 2010, we paid no cash dividends to Holdings. The indenture governing our senior notes and our senior secured credit facilities contain covenants that limit our ability to pay dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated and combined financial data (“selected financial data”) as of the dates and for the periods indicated. The selected financial data as of and for the year ended December 31, 2011, as of December 31, 2010, and for the three months ended December 31, 2010 have been derived from the audited consolidated financial statements of EVERTEC, Inc. (Successor), included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2009, and for the nine months ended September 30, 2010 and the year ended December 31, 2009 have been derived from the audited combined financial statements of EVERTEC Business Group (Predecessor), included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2008 and 2007 and for the year ended December 31, 2007 have been derived from the unaudited combined financial statements of EVERTEC Business Group (Predecessor), not included in this Annual Report on Form 10-K.

The results of operations for any period are not necessarily indicative of the results to be expected for any future period and the historical consolidated and combined financial data presented below and elsewhere in this Annual Report on Form 10-K does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate stand-alone entity during the Predecessor period. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Successor		Predecessor
				Years ended December 31,
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	2009	2008	2007

Statements of Income Data:
Revenues:
Transaction processing	$85,691	$21,034	$56,777	$74,728	$72,159	$68,259
Merchant aquiring, net	61,997	14,789	39,761	48,744	47,782	38,533
Business solutions	173,434	46,586	118,482	152,827	161,171	157,068

Total revenues	$321,122	$82,409	$215,020	$276,299	$281,112	$263,860

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	$155,377	$41,839	$113,246	$150,070	$164,421	$163,035
Selling, general and administrative expenses	33,339	8,392	27,000	25,639	27,643	24,419
Depreciation and amortization	69,891	17,722	19,425	24,500	30,389	32,112
Income from operations	62,515	14,456	55,349	76,090	58,659	44,294
Interest income	760	118	360	1,048	1,283	1,239
Interest expense	(50,957)	(13,436)	(70)	(91)	(170)	(376)
Earnings of equity method investments	833	—	2,270	3,508	4,229	2,799
Other (expense) income	(18,201)	(1,316)	2,276	7,942	9,449	(36)
(Loss) income before income taxes	(5,050)	(178)	60,185	88,497	73,450	47,920
Income tax (benefit) expense	(33,054)	(180)	23,017	30,659	23,914	17,707
Net income from continuing operations	28,004	2	37,168	57,838	49,536	30,213
Net income from discontinued operations	—	—	117	1,813	3,673	5,452
Net income	28,004	2	37,285	59,651	53,209	35,665

Balance Sheet Data:
Cash	$53,523	$55,199		$11,891	$24,734	$8,670
Working capital (1)	76,296	62,226		82,272	94,220	54,717
Total assets	1,033,739	1,077,909		243,445	260,906	226,946
Total long-term liabilities	615,713	673,736		481	1,969	1,791
Total equity	353,055	325,343		211,475	228,469	192,725
Ratio of earnings to fixed charges (2)	—	—	26.4	32.3	26.5	17.0

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)

For purposes of computing the ratio of earnings to fixed charges, earnings consists of (i) income before income taxes, excluding earnings from equity method investments, (ii) dividends from equity method investments, and (iii) fixed charges. Fixed charges consist of interest expense and an option of rental expense that management believes is representative of the interest component of rental expense. Our earnings were not sufficient to cover fixed charges by $4.8 million and $0.2 million for the year ended December 31, 2011 and the three months ended December 31, 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations of the Successor for the year ended December 31, 2011 and the three months ended December 31, 2010, and Predecessor for the nine months ended September 30, 2010 and the year ended December 31, 2009; and (ii) the financial condition of the Successor as of December 31, 2011 and 2010. The discussions that follow pertain to the continuing operations, unless otherwise indicated. See Note 1 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements. You should read the following discussion and analysis in conjunction with the financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

We are a diversified processing business, offering transaction and payment processing, merchant acquiring and processing, and business process management solutions services, in Puerto Rico and certain countries throughout the Caribbean and Latin America. We are based in San Juan, Puerto Rico. Our business segments are based on the products we offer and markets we serve. While we often provide multiple services to various customers, we generally view our business as operating in three reportable segments: Transaction Processing, Merchant Acquiring and Business Solutions. Further discussion of our operating results and our results by reportable segments are presented in this MD&A.

The Transaction Processing segment includes diversified payment products and services including the ATH Network and Processing Services, Card Processing, Payment Processing and Electronic Benefit Transfer (“EBT”) services. We own and operate the ATH network, the leading debit payment and ATM network in Puerto Rico. The ATH network processed over 625 million transactions in 2011. Over 70% of all ATM transactions and over 80% of all debit transactions in Puerto Rico are processed over the ATH network.

The Merchant Acquiring segment provides an end-to-end electronic payment offering to more than 16,000 merchants in Puerto Rico and the U.S. and British Virgin Islands. This segment provides services that allow merchants to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. Services include terminal sales and deployment, front-end authorization processing, settlement and funding processing, and customer support.

The Business Solutions segment offers a full suite of business process management solutions, which include Core Bank Processing, Network Hosting and Management, Information Technology (“IT”) Professional Services, Business Process Outsourcing, Item Processing, Cash Processing, and Fulfillment.

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

Business Trends

The payments industry has come under increased scrutiny from lawmakers and regulators. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) signed into law in July 2010 is an example of such scrutiny and of changes in laws and regulations that could impact our operating results and financial condition.

In addition, market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in Puerto Rico, the United States and internationally. Because we conduct our operations in a geographically concentrated area, our financial condition and results of operations are highly dependent on the economic and general conditions of Puerto Rico. The economy of Puerto Rico continues in a recessionary environment that commenced in 2006. Despite this environment, our revenue growth was 8% higher for the year ended December 31, 2011, compared to the corresponding 2010 period. We believe this revenue growth reflects our stable and predictable core revenue profile, which is mainly recurring in nature, the stability of our client base, the largely non-discretionary nature of our products and services, and favorable long-term industry trends such as the continued shift towards electronic payments and ongoing technology outsourcing by financial institutions and other businesses.

During the first nine months of 2011, compared to the corresponding period in 2010, we also benefited from the banking industry consolidation in Puerto Rico, as Banco Popular acquired Westernbank Puerto Rico (“Westernbank”) in an FDIC-assisted transaction on April 30, 2010, but we did not see the impact of the additional business volume and associated revenues until the third quarter of 2010. If bank consolidations continue in Puerto Rico, however, we could be positively or negatively impacted depending on our relationship with the banks involved and whether these are committed to or select technology platforms and merchant processing businesses that compete with us.

Key Relationship with Popular

Popular is our largest customer and, after the consummation of the Merger, continues to indirectly own approximately 49% of our voting equity capital. In connection with, and upon consummation of, the Merger, we entered into a 15-year Master Services Agreement, as well as several other related agreements, with Popular. Under the terms of the Master Services Agreement, Popular agreed to continue to utilize our services on an ongoing exclusive basis, for the duration of the agreement, on commercial terms consistent with the terms of our historical relationship. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the Master Services Agreement.

Our services to Popular account for a significant portion of our revenues, and we expect that our services to Popular will continue to represent a significant portion of our revenue for the foreseeable future. For the years ended December 31, 2011 and 2010, our services to Popular accounted for approximately 49% of our total revenues. See Note 21 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements.

While our relationship with Popular exposes our business to risks related to business concentration, we believe we also benefit from this relationship with the leading financial institution in Puerto Rico. The long-term nature and exclusivity of the Master Services Agreement provides us with a stable sources of revenues, while Popular’s distribution network and continued support enhances our competitiveness in the Puerto Rico market.

Basis of Presentation

Prior to September 30, 2010, we did not operate as a stand-alone business, but instead as separate divisions of Popular. As discussed in Note 1 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements, EVERTEC was acquired on September 30, 2010. The acquisition was accounted for as a business combination using the purchase method of accounting, which resulted in a new basis of accounting for our assets and liabilities in the Successor period. Additionally, in connection with the Merger, EVERTEC incurred indebtedness in the amount of $575.0 million. See “—Liquidity and Capital Resources” below for more information. The Predecessor period does not reflect the impact of the Merger.

Our historical financial information included in this Annual Report on Form 10-K may not necessarily reflect what our financial position, results of operations and cash flows would have been if we had been a separate, stand-alone entity during such periods, or our future results of operations, financial position and cash flows.

For example, our historical combined financial statements in this Annual Report on Form 10-K include expenses for certain corporate services provided to us by Popular. These expenses are primarily related to corporate functions such as accounting, tax, treasury, payroll and benefits administration, risk management, legal, public relations and compliance. The expenses of the corporate services provided to us by Popular have historically been charged and allocated to us primarily based on a percentage of revenues. Expenses for such corporate services included in our “Selling, general and administrative expenses” totaled $7.5 million and $9.8 million for the nine months ended September 30, 2010 and for the year ended December 31, 2009, respectively. Following the consummation of the Merger, Popular continued to provide some of these services until December 31, 2011, pursuant to a transition services agreement.

Currently, we are obtaining the services historically provided by Popular from our internal operations or third party service providers.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period.

Several of the estimates and assumptions required relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our results of operations, financial position and liquidity. Critical accounting policies are detailed below and a summary of significant accounting policies is included in Note 1 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual Report on Form 10-K.

Revenue and expense recognition

Revenue from information processing and other services is recognized at the time services are rendered, while rental and maintenance service revenue is recognized ratably over the corresponding contractual periods. Software and hardware sales revenues and related costs are recognized at the time software and equipment is installed or delivered depending on contractual terms. Revenue from contracts to create data processing centers and the related cost is recognized as project phases are completed and accepted. Merchant business revenues, primarily comprised of fees charged to the merchant, are presented net of interchange and assessments charged by the credit and debit card associations and are recognized at the time of sale. Operating expenses are recognized as services and maintenance are incurred. Project expenses are deferred and recognized when the related income is earned.

Software and maintenance contracts

Software and maintenance contracts are recorded at cost. Amortization of software and maintenance contracts is computed using the straight-line method and expensed over their estimated useful lives which range from one to five years. Capitalized software includes purchased software and capitalized application of internally-developed software. Amortization of software packages is included in depreciation and amortization in the consolidated and combined statements of income.

Property and equipment and impairment of long-lived assets

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method and expensed over their estimated useful lives. Amortization of leasehold improvements is computed over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred.

Long-lived assets to be held and used, and long-lived assets to be disposed of, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net assets acquired. Goodwill is not amortized, but is tested for impairment at least annually using a two-step process at each reporting unit level. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If needed, the second step consists of comparing the implied fair value of the reporting unit with the carrying amount of that goodwill. In determining the fair value of a reporting unit, which is based on the nature of the business and reporting unit’s current and expected financial performance, EVERTEC uses a combination of methods, including market prices multiples of comparable companies, as well as discounted cash flows analysis. The Company evaluates the results obtained under each valuation methodology to identify and understand the key value drives in order to ascertain that the results obtained are reasonable and appropriate under the circumstances.

The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:

•	a selection of comparable publicly traded companies, operating in the same industry, location and size;

•	the discount rate applied to future earnings, based on an estimate weighted average cost of capital;

•	the projected financials for each of the reporting units; and

•	the market growth and new business assumptions.

Trademarks which existed prior to the Merger were deemed to have an indefinite life and were not amortized but tested for impairment using a one-step process which compares the fair value with the carrying amount of the asset. In determining that trademarks have an indefinite life, certain variables were considered, including expected cash inflows and legal, regulatory, contractual, competitive, economic, and other factors, which could limit the intangible asset’s useful life.

Other identifiable intangible assets with a definitive useful life are amortized using the straight-line method. These intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Allowance for doubtful accounts

An allowance for doubtful accounts is provided based on the estimated uncollectible amounts of the receivables. The estimate is primarily based on a review of the current status of specific accounts receivable. Receivables are considered past due if full payment is not received by the contractual date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.

Foreign currency translation

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange at the end of the period. Revenues, expenses, gains and losses are translated using weighted average rates for the period. The resulting foreign currency translation adjustment from operations for which the functional currency is other than the U.S. dollar is reported in accumulated other comprehensive loss, except for highly inflationary environments for which the effects are included in the statement of income. Gain and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change.

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of earnings in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax asset will not be realized.

All companies within EVERTEC are legal entities which file separate income tax returns. Notwithstanding, a proportionate share of Banco Popular’s income tax expense based upon reportable taxable income using the statutory tax rates in Puerto Rico related to the merchant acquiring business and TicketPop business has been recorded in the EVERTEC Business Group’s combined financial statements that include the six months ended June 30, 2010 and the year ended December 31, 2009 as required under the separate return method to allocate the intercorporate tax for a carve-out. That allocation is not included in EVERTEC’s income tax returns. No temporary differences that give rise to any deferred tax asset or liability resulted as part of this allocation.

Recent Accounting Pronouncements

For a description of recent accounting standards, see Note 2 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements included in this Annual Report on Form 10-K.

Non-GAAP Financial Measures

Our comparison of Successor and Predecessor periods, financial information for 2010 on a full year basis, gross revenues, EBITDA and Adjusted EBITDA, as presented in this Annual Report on Form 10-K, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). They are not measurements of our financial performance under GAAP and should not be considered as alternatives to total revenues, net income or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities as measures of our liquidity.

For a discussion of our comparison of Successor and Predecessor periods see “—Successor Period Compared to Predecessor Period” below.

We define financial information for 2010 “on a full year basis,” which is presented in this MD&A as the aggregation of our financial information for the nine months ended September 30, 2010 (the Predecessor period) and our financial information for the three months ended December 31, 2010 (the Successor period). This aggregation is not in conformity with GAAP, since the results are not comparable on a period-to-period basis or to other issuers due to the new basis of accounting established at the consummation of the Merger, which affected certain line items on the financial statements. However, we believe that this approach is beneficial to the reader since it provides an easier-to-read discussion of the results of operations and provides the reader with information from which to analyze our financial results on a twelve months basis that is consistent with the manner in which management reviews and analyzes results of operations.

For more information regarding gross revenues, including a quantitative reconciliation of gross revenues to the most directly comparable GAAP financial performance measure, which is total revenues, see “—Reconciliation of total revenues to gross revenues” below.

For more information regarding EBITDA and Adjusted EBITDA, including a quantitative reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net income, see “—Net Income Reconciliation to EBITDA and Adjusted EBITDA” and “—Covenant Compliance” below.

Overview of Results of Operations

The following briefly describes the components of revenues and expenses as presented in the Consolidated and Combined Statements of Income. Descriptions of the revenue recognition policies are detailed in Note 1 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements included in this Annual Report on Form 10-K.

Transaction processing. Transaction processing revenues are comprised of revenues related to providing access to the ATH network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, ATM management and monitoring. Transaction processing revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and electronic benefits transfer (which principally consist of services to the Puerto Rico government for the delivery of government benefits to participants). These revenues represented 27% and 26% of total revenues for the years ended December 31, 2011 and 2010, respectively.

Merchant acquiring, net. Merchant acquiring revenues consist of revenues from services that allow merchants to accept electronic methods of payment. In the merchant acquiring segment, revenues include a discount fee and membership fees charged to merchants, debit network fees and rental income from POS devices and other equipment, net of credit card interchange and assessment fees charged by credit cards associations (such as VISA or MasterCard) or payment networks. The discount fee is generally a percentage of the transaction value. We also charge merchants for other services that are unrelated to the number of transactions or the transaction value. These revenues represented 19% and 18% of total revenues for the years ended December 31, 2011 and 2010, respectively.

Business solutions. Business solutions revenues consist of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting and management, information technology professional services, business process outsourcing, item processing, cash processing, and fulfillment. These revenues represented 54% and 55% of total revenues for the years ended December 31, 2011 and 2010, respectively.

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

Results of Operations

The following tables set forth certain consolidated and combined financial information for the years ended December 31, 2011, 2010 and 2009. The following tables and discussion should be read in conjunction with the information contained in our Consolidated (Successor) and Combined (Predecessor) Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. However, our historical combined results of operations set forth below and elsewhere in this Annual Report on Form 10-K may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future.

Certain prior period balances have been reclassified to conform to the current presentation format which did not have any impact on net income.

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

2011 Compared to 2010

Our results of operations for the year ended December 31, 2010 consist of the results of operations of our Predecessor for the nine months ended September 30, 2010, and the results of operations for the Successor for the three months ended December 31, 2010.

The following tables present the components of our consolidated and combined statements of income for the Successor and Predecessor, and the change in those amounts for the years ended December 31, 2011 and 2010 (on a full year basis).

Revenues

	Successor		Predecessor	Full Year
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2010	Variance

Transaction processing	$85,691	$21,034	$56,777	$77,811	$7,880	10%
Merchant acquiring, net	61,997	14,789	39,761	54,550	7,447	14%
Business solutions	173,434	46,586	118,482	165,068	8,366	5%

Total revenues	$321,122	$82,409	$215,020	$297,429	$23,693	8%

Revenue growth across our three reportable segments was primarily attributable to higher sales volume and transactions in both our local and international markets, higher demand for our outsourcing and banking services and new clients and projects. During 2011, we benefited from the consolidation of financial institutions in Puerto Rico.

The Transaction Processing segment revenues increase was primarily due to higher volume realized in ATH Network and Processing Services, Card Products and Payment Services. Higher volumes were driven by both existing and new customers in Puerto Rico, Latin America and the Caribbean.

The Merchant Acquiring segment net revenues increase was primarily driven by higher sales volume as well as effects related to the Durbin Amendment that went into effect on October 1, 2011.

The Business Solutions segment revenues increase was mainly due to higher volumes in our Core Bank Processing business, and higher volumes and sales in our Network Solutions business.

Reconciliation of total revenues to gross revenues

We define “gross revenues” as total revenues including interchange fees (related to our Merchant Acquiring business) from our merchant customers that we collect on behalf of, and remit entirely to, the cards associations whose transactions we process. Total revenues is calculated and presented in the historical financial statements of EVERTEC net of these fees. Therefore, gross revenues are a supplemental measure of our performance that is not in accordance with GAAP. We caution investors that amounts presented in accordance with our definition of gross revenues may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate gross revenues in the same manner. We present gross revenues because we consider it an important supplemental measure of our performance to compare ourselves to competitors and the industry and to monitor margins. We also believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

A reconciliation of total revenues to gross revenues of the continuing operations is provided below.

	Successor		Predecessor	Full Year
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2010	Variance

Total revenues	$321,122	$82,409	$215,020	$297,429	$23,693	8%

Plus: Interchange fees and assessments in Merchant acquiring	95,492	25,399	60,910	86,309	9,183	11%

Total gross revenues	$416,614	$107,808	$275,930	$383,738	$32,876	9%

Gross revenues
Transaction processing	85,691	21,034	56,777	77,811	7,880	10%
Merchant acquiring	157,489	40,188	100,671	140,859	16,630	12%
Business solutions	173,434	46,586	118,482	165,068	8,366	5%

Total gross revenues	$416,614	$107,808	$275,930	$383,738	$32,876	9%

Operating costs and expenses

	Successor		Predecessor	Full Year
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2010	Variance

Cost of revenues, exclusive of depreciation and amortization shown below	$155,377	$41,839	$113,246	$155,085	$292	0%
Selling, general and administrative expenses	33,339	8,392	27,000	35,392	(2,053)	-6%
Depreciation and amortization	69,891	17,722	19,425	37,147	32,744	88%

Total operating costs and expenses	$258,607	$67,953	$159,671	$227,624	$30,983	14%

Total operating costs and expenses, excluding depreciation and amortization and non-recurring expenses, were $184.1 million for the year ended December 31, 2011, an increase of $3.2 million, or 2%, from $180.9 million for the year ended December 31, 2010.

Cost of revenues for the year ended December 31, 2011 slightly increased when compared to same period in 2010. The results for 2011 were driven by higher equipment expenses to support business growth and higher professional services, offset by a decrease in personnel costs as part of cost control measures. Gross margin percentage for the year ended December 31, 2011 improved to 51.6% from 47.9% for the corresponding 2010 period. The improvement in margin was mainly driven by our ability to support incremental business volume with low incremental costs due to our highly scalable technology platform and to cost control initiatives.

Selling, general and administrative expenses for the year ended December 31, 2011 decreased by $2.1 million, or 6%, when compared to the same period in 2010. Excluding non-recurring expenses of $4.7 million and $9.6 million for the years ended December 31, 2011 and 2010 (on a full year basis), respectively, related to the transition to a stand-alone company as a result of the Merger in 2010, these expenses increased by $2.9 million, or 11%. The increase was partly related to higher personnel costs mainly due to the addition of key personnel associated with the transition process mentioned above, partially offset by the elimination of corporate expenses and overhead allocations of $7.5 million charged by Popular during 2010. The non-recurring expenses incurred in 2011 were mostly professional fees related to consulting services, legal fees and compensation and benefit charges, while 2010 expenses were related to bonuses paid to certain employees as a result of the Merger and to higher professional fees.

Depreciation and amortization expense for the year ended December 31, 2011 increased by $32.7 million, or 88%, when compared to the same period in 2010. The increase is primarily the result of additional depreciation and amortization expenses of $30.5 million related to the purchase price allocation adjustments in connection with the Merger to reflect the fair market value assigned to property and equipment and intangible assets in accordance with purchase accounting. Excluding the additional depreciation and amortization expenses, the increase of $2.2 million was related to certain software licenses transferred to the Company as part of a reimbursement agreement with Popular.

Income from operations by reportable segments

	Successor		Predecessor	Full Year
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2010	Variance

Segment income from operations
Transaction processing	$45,031	$12,088	$28,086	$40,174	$4,857	12%
Merchant acquiring	30,258	5,959	17,647	23,606	6,652	28%
Business Solutions	36,690	9,561	18,337	27,898	8,792	32%

	111,979	27,608	64,070	91,678	20,301	22%

Intercompany eliminations and merger related items (1)	(49,464)	(13,152)	(8,721)	(21,873)	(27,591)	126%

Income from operations	$62,515	$14,456	$55,349	$69,805	$(7,290)	-10%

(1)

For the successor periods represents Merger related costs such as non-recurring compensation and benefits, transition costs, and incremental depreciation and amortization from purchase accounting adjustments. For the predecessor period represents the elimination of miscellaneous intersegment revenues for services provided by the Transaction Processing segment.

Income from operations for the year ended December 31, 2011, excluding Merger related costs of $49.5 million in 2011 (non-recurring transaction and transitions costs, and depreciation and amortization) was $112.0 million, or 22% higher than the $91.7 million for the same period in 2010.

The Transaction Processing segment income from operations was $45.0 million for the year ended December 31, 2011, compared to $40.2 million for the same period in 2010. The increase of $4.9 million, or 12%, was primarily the result of higher revenues of $7.9 million driven by transaction volume growth and new services provided, partially offset by incremental costs to support the business growth.

The Merchant Acquiring segment income from operations was $30.3 million for the year ended December 31, 2011, compared to $23.6 million for the same period in 2010. The increase of $6.7 million, or 28%, was primarily driven by a $7.4 million increase in net revenues, offset by some incremental costs due to increased volume of transactions.

The Business Solutions segment income from operations was $36.7 million for the year ended December 31, 2011, compared to $27.9 million for the same period in 2010. The increase of $8.8 million, or 32%, was mostly the result of the increase in revenues of $8.4 million, offset by some incremental costs due to increased business.

See Note 23 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements for additional information on the Company’s reportable segments and for a reconciliation of the income from operations of the segments to the consolidated and combined net income from continuing operations.

Non-operating (expenses) income

	Successor		Predecessor	Full Year
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2010	Variance

Non-operating (expenses) income
Interest income	$760	$118	$360	$478	$282	59%
Interest expense	(50,957)	(13,436)	(70)	(13,506)	(37,451)	277%
Earnings of equity method investments	833	—	2,270	2,270	(1,437)	-63%
Other (expense) income	(18,201)	(1,316)	2,276	960	(19,161)	-1996%

Total non-operating (expenses) income	$(67,565)	$(14,634)	$4,836	$(9,798)	$(57,767)	590%

Non-operating expenses for the year ended December 31, 2011 amounted to $67.6 million, compared to $9.8 million for the corresponding 2010 period. Higher expenses during 2011 resulted from an increase in interest expense of $37.5 million related to the senior secured credit facilities and the notes issued in connection with the Merger and an increase in other expenses of $19.2 million. Other expenses during 2011 were primarily driven by $14.5 million related to one-time costs of the Voluntary Repayment Program (“VRP”), $2.2 million relating to the refinancing of our senior secured credit facilities in the first quarter of 2011 and a non-recurring, non-cash loss of $1.2 million from the settlement of the derivative related to our acquisition of a 19.99% equity interest in CONTADO from Popular also in the first quarter of 2011.

Income tax (benefit) expense

	Successor		Predecessor	Full Year
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2010	Variance

Income tax (benefit) expense	$(33,054)	$(180)	$23,017	$22,837	$(55,891)	-245%

Income tax benefit for the year ended December 31, 2011 was mainly due to a reduction in the marginal corporate income tax rate from 39% to 30%, as a result of the tax reform enacted in Puerto Rico on January 31, 2011, which caused a reduction in current tax expense and in the Company’s deferred tax liability. Also, we had a taxable loss for the year ended December 31, 2011, compared to a taxable income for the same period in 2010, mainly due to the increase in interest expense and the cost related to the VRP.

2010 Compared to 2009

Our results of operations for the year ended December 31, 2010 consist of the results of operations of our Predecessor for the nine months ended September 30, 2010, and the results of operations for the Successor for the three months ended December 31, 2010.

The following tables present the components of our Consolidated and Combined Statements of Income for the Successor and Predecessor, and the change in those amounts on a full year basis for the years ended December 31, 2010 and 2009.

Revenues

	Successor	Predecessor	Full Year	Predecessor
(Dollar amounts in thousands)	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2010	Year ended December 31, 2009	Variance

Transaction processing	$21,034	$56,777	$77,811	$74,728	$3,083	4%
Merchant acquiring, net	14,789	39,761	54,550	48,744	5,806	12%
Business solutions	46,586	118,482	165,068	152,827	12,241	8%

Total revenues	$82,409	$215,020	$297,429	$276,299	$21,130	8%

Total revenues for the year ended December 31, 2010 increased by $21.1 million, or 8%, as compared to the same period in 2009.

The Transaction Processing segment revenues increased primarily due to higher volumes and revenue generated from new service offerings.

The Merchant Acquiring segment net revenues increased mainly due to higher transaction volumes, new customer additions which include new customers added as a result of the consolidation of financial institutions in Puerto Rico, and selected price increases.

The Business Solutions segment revenues increased mostly due to higher volumes and new services provided to certain clients. This segment also benefited from additional volume generated from the Westernbank acquisition by Popular, and the conversion of its applications to those of Popular at the end of August 2010.

Reconciliation of total revenues to gross revenues

A reconciliation of total revenues to gross revenues of the continuing operations is provided below. Gross revenues, as presented below, are a non-GAAP financial measure. See the discussion of gross revenues under “—2011 Compared to 2010” above.

	Successor	Predecessor	Full Year	Predecessor
(Dollar amounts in thousands)	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2010	Year ended December 31, 2009	Variance

Total revenues	$82,409	$215,020	$297,429	$276,299	$21,130	8%

Plus: Interchange fees and assessments in Merchant acquiring	25,399	60,910	86,309	76,742	9,567	12%

Total gross revenues	$107,808	$275,930	$383,738	$353,041	$30,697	9%

Gross revenues
Transaction processing	21,034	56,777	77,811	74,728	3,083	4%
Merchant acquiring	40,188	100,671	140,859	125,486	15,373	12%
Business solutions	46,586	118,482	165,068	152,827	12,241	8%

Total gross revenues	$107,808	$275,930	$383,738	$353,041	$30,697	9%

Operating costs and expenses

	Successor	Predecessor	Full Year	Predecessor
(Dollar amounts in thousands)	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2010	Year ended December 31, 2009	Variance

Cost of revenues, exclusive of depreciation and amortization shown below	$41,839	$113,246	$155,085	$150,070	$5,015	3%
Selling, general and administrative expenses	8,392	27,000	35,392	25,639	9,753	38%
Depreciation and amortization	17,722	19,425	37,147	24,500	12,647	52%

Total operating costs and expenses	$67,953	$159,671	$227,624	$200,209	$27,415	14%

Total operating costs and expenses increased by $27.4 million, or 14%, for the year ended December 31, 2010, when compared to the same period in 2009. Excluding non-recurring compensation bonuses (including payroll taxes) and higher professional fees of $9.6 million related to the Merger and the effect of purchase method of accounting depreciation and amortization adjustments of $10.0 million, total operating costs and expenses would have increased by $15.2 million, or 9%, when compared to the year ended December 31, 2009.

Cost of revenues for the year ended December 31, 2010 increased by $5.0 million, or 3%, when compared to the same period in 2009, to support the 8% growth in total revenues. Gross margin percentage for the year ended December 31, 2010 improved to 47.9% from 45.7% for the same period in 2009. The improvement in margin was mostly driven by our ability to support incremental business volume with low incremental costs due to our highly scalable technology platform.

Selling, general and administrative expenses for the year ended December 31, 2010 increased by $9.8 million, or 38%, when compared to the same period in 2009. The increase was primarily associated with the Merger, related to non-recurring compensation bonuses (including payroll taxes) in the amount of $7.8 million and higher professional fees of $1.8 million, mainly audit and consulting fees to support additional requirements related to the transition to a stand-alone entity. Also, real property taxes for the period ended December 31, 2010 included additional one-time charges of approximately $0.8 million due to the assessment by the Puerto Rico Government of taxes related to prior years as a result of property not previously levied. These increases were partly offset by lower expenses related to the elimination of corporate expenses and overhead allocations of $2.3 million due to lower stand-alone costs when compared to those allocated from Popular prior to September 30, 2010.

Depreciation and amortization expense for the year ended December 31, 2010 increased by $12.6 million, or 52%, when compared to the same period in 2009. The increase was primarily the result of additional depreciation and amortization expenses of $10.0 million related to the purchase price allocation adjustments in connection with the Merger to reflect the fair market value assigned to property and equipment and intangible assets in accordance with purchase accounting. The remainder of the increase was the result of higher depreciation and amortization expense for 2010 associated with the amortization of additional investments in communications and electronic equipment and software.

Income from operations by reportable segments

The following table presents the income from operations of the reportable segments.

	Successor	Predecessor	Full Year	Predecessor
(Dollar amounts in thousands)	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2010	Year ended December 31, 2009	Variance

Segment income from operations
Transaction processing	$12,088	$28,086	$40,174	$37,878	$2,296	6%
Merchant acquiring	5,959	17,647	23,606	18,454	5,152	28%
Business Solutions	9,561	18,337	27,898	21,477	6,421	30%

	27,608	64,070	91,678	77,809	13,869	18%

Intercompany eliminations and merger related items (1)	(13,152)	(8,721)	(21,873)	(1,719)	(20,154)	1172%

Income from operations	$14,456	$55,349	$69,805	$76,090	$(6,285)	-8%

(1)

Represents the reclassification of a portion of revenue for services provided by the Transaction Processing segment to an equity method investee, and in fiscal 2010 (Predecessor and Successor), Merger related costs such as non-recurring transaction bonuses, transition costs, and incremental depreciation and amortization from purchase accounting.

The Transaction Processing segment income from operations was $40.2 million for the year ended December 31, 2010, compared to $37.9 million for the same period in 2009. The increase of $2.3 million, or 6%, was primarily the result of higher revenues of $3.1 million driven by transaction volume growth and new services provided with low incremental costs.

The Merchant Acquiring segment income from operations was $23.6 million for the year ended December 31, 2010, compared to $18.5 million for the same period in 2009. The increase of $5.2 million, or 28%, was primarily driven by a $5.8 million increase in revenues related to increases in transaction volumes, new customer additions, and selected price increases, while maintaining a low cost structure.

The Business Solutions segment income from operations was $27.9 million for the year ended December 31, 2010, compared to $21.5 million for the same period in 2009. The increase of $6.4 million, or 30%, was mostly the result of the increase in revenues of $12.2 million related to higher volume and new services provided, and the additional volume generated as a result of the consolidation of financial institutions, as Popular acquired Westernbank Puerto Rico, offset by increased costs related to the incremental revenue.

See Note 23 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements for additional information on the Company’s reportable segments and for a reconciliation of the income from operations of the segments to the consolidated and combined net income from continuing operations.

Non-operating (expense) income

	Successor	Predecessor	Full Year	Predecessor
(Dollar amounts in thousands)	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2010	Year ended December 31, 2009	Variance

Non-operating (expenses) income
Interest income	$118	$360	$478	$1,048	$(570)	-54%
Interest expense	(13,436)	(70)	(13,506)	(91)	(13,415)	14742%
Earnings of equity method investments	—	2,270	2,270	3,508	(1,238)	-35%
Other (expense) income	(1,316)	2,276	960	7,942	(6,982)	-88%

Total non-operating (expenses) income	$(14,634)	$4,836	$(9,798)	$12,407	$(22,205)	-179%

Non-operating expenses for the year ended December 31, 2010 amounted to $9.8 million, compared to a non-operating income of $12.4 million for the same period in 2009, resulting in a variance of $22.2 million. The increase in interest expense of $13.4 million was related to the senior secured credit facilities and the notes issued in connection with the Merger. The decrease in other (expenses) income was primarily due to a pre-tax gain of approximately $7.9 million in 2009 resulting from capital gains, and an unrealized net loss of $1.2 million arising from the change in the fair value of financial instruments in 2010. This decrease was partially offset by a pre-tax gain of $2.3 million for the year ended December 31, 2010, related to the sale of a 19.99% equity ownership in Inmediata Health Group Corp (a medical transaction processing company).

Income tax (benefit) expense

	Successor	Predecessor	Full Year	Predecessor
(Dollar amounts in thousands)	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2010	Year ended December 31, 2009	Variance

Income tax (benefit) expense	$(180)	$23,017	$22,837	$30,659	$(7,822)	-26%

Income tax expense for the year ended December 31, 2010 decreased by $7.8 million, or 26%, when compared to the same period in 2009. The decrease was primarily due to lower income before taxes in 2010 of approximately $28.5 million, partially offset by a non-taxable income of $7.9 million from capital gains during 2009.

Liquidity and Capital Resources

Liquidity

For periods prior to the Merger, the Company’s principal source of liquidity was cash generated from operations, while our primary liquidity requirements were the funding of capital expenditures and working capital needs. Following the Merger, we are funding our operations through a combination of internally generated cash from operations and if necessary, from borrowings under our revolving credit facility. Our primary use of cash is for operating expenses, working capital requirements, capital expenditures and debt service obligations as they become due. Also, we may pay dividends to our stockholders if approved by our board of directors in its sole discretion and in compliance with our debt covenants.

Based on our current level of operations, we believe our cash flows from operations and available senior secured revolving credit facility will be adequate to meet our liquidity needs for the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest, to pay principal or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control. The following table presents our cash flows from operations.

Comparison of the year ended December 31, 2011 and 2010 (on a full year basis)

	Successor		Predecessor	Full Year
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2010

Cash flows from continuing operations
Cash provided by operating activities	$69,335	$18,096	$63,701	$81,797
Cash (used in) provided by investing activities	(31,747)	(496,598)	16,153	(480,445)
Cash (used in) provided by financing activities	(39,264)	505,142	(65,796)	439,346

Net (decrease) increase in cash from continuing operations	(1,676)	26,640	14,058	40,698
Cash provided by discontinued operations	—	—	2,478	2,478

(Decrease) increase in cash	$(1,676)	$26,640	$16,536	$43,176

Cash provided by operating activities decreased during 2011 primarily due to the net effect of increases in collections and prepaid expenses net of an increase in payments to suppliers and employees.

For the year ended December 31, 2011, cash used in investing activities consists of $23.4 million driven by the acquisition of intangibles (software), property and equipment and $9.2 million related to the acquisition of an equity method investment during the first quarter of 2011. Cash used in investing activities during 2010 was the result of the purchase price for EVERTEC and related intangibles, and the amount used for payment of transaction costs in connection with the Merger.

Cash used in financing activities for the year ended December 31, 2011 consists primarily of (1) repayments of $29.1 million of our senior secured credit facility, mainly as a result of a voluntary prepayment of $24.7 million made during the second quarter of 2011, and (2) a repurchase of $9.5 million of our senior notes made during the fourth quarter of 2011. Cash provided by financing activities during 2010 primarily consists of $575.0 million of proceeds from the issuance of new debt related to the Merger, partly offset by dividends paid to Popular in the amount of $55.7 million, and $17.1 million of capitalized debt issuance costs each related to the Merger.

Comparison of the year ended December 31, 2010 (on a full year basis) and 2009

	Successor	Predecessor	Full Year	Predecessor
(Dollar amounts in thousands)	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2010	Year ended December 31, 2009

Cash flows from continuing operations
Cash flows from operating activities	$18,096	$63,701	$81,797	$65,464
Cash (used in) provided by investing activities	(496,598)	16,153	(480,445)	(2,692)
Cash provided by (used in) financing activities	505,142	(65,796)	439,346	(77,710)

Net increase (decrease) in cash from continuing operations	26,640	14,058	40,698	(14,938)
Cash provided by discontinued operations	—	2,478	2,478	2,095

Increase (decrease) in cash	$26,640	$16,536	$43,176	$(12,843)

Cash provided by operating activities was $81.8 million for the combined predecessor and successor period during the year ended December 31, 2010, compared to $65.5 million for same period in 2009. This increase in operating cash flow primarily reflected a decrease in working capital, primarily due to an increase in accounts payable, partially offset by an increase in accounts receivable.

Cash used in investing activities was $480.4 million for the combined predecessor and successor period during the year ended December 31, 2010, compared to $2.7 million of cash used in investing activities for the same period in 2009. This increase in outflows was principally related to purchase price for EVERTEC and related intangibles, and transaction costs in connection with the Merger.

Cash provided by financing activities was $439.3 million for the combined predecessor and successor period during the year ended December 31, 2010, compared to cash flows used in financing activities of $77.7 million for the same period in 2009. The increase in cash flow from financing activities was primarily related to $575.0 million of proceeds from the issuance of new debt related to the Merger, partly offset by dividends paid to Popular in the amount of $55.7 million, and $17.1 million of capitalized debt issuance costs each related to the Merger.

Capital Resources

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $23.4 million and $41.0 million for the year ended December 31, 2011 and 2010, respectively. Capital expenditures are expected to be funded by cash flows from operations and, if necessary, borrowings under our revolving credit facility.

Financial Obligations

Senior Secured Credit Facilities

In connection with the Merger on September 30, 2010, we entered into senior secured credit facilities consisting of (1) a $355.0 million six-year term loan facility and (2) a $50.0 million five-year revolving credit facility. The term loan facility was subject to quarterly amortization payments totaling 1% per annum of the original principal amount of the facility, with the balance payable on the final maturity date. As a result of the voluntary repayment made on May 4, 2011, as explained below, the Company has no scheduled quarterly amortization payment obligation until the final lump-sum payment at the maturity date. However, from time to time the Company may make voluntary payments at its discretion. The senior secured credit facilities allow us to obtain, on an uncommitted basis at the sole discretion of participating lenders, an incremental amount of term loan and/or revolving credit facility commitments not to exceed the greater of $125.0 million and the maximum principal amount of debt that would not cause our senior secured leverage ratio to exceed 3.25 to 1.00.

On March 3, 2011, these senior secured credit facilities were amended to, among other things, reduce the interest rate margins payable on the term loan and revolving loan borrowings, decrease the applicable LIBOR and alternate base rate floors, and increase the amount available for future borrowings under the uncommitted incremental facility. The amendment also modified certain restrictive covenants to provide the Company generally with additional flexibility. The amendment did not modify the term nor the size of the existing credit facilities.

On April 7, 2011, we repaid $1.7 million of borrowings under the term loan using the cash received from Popular in connection with the acquisition of CONTADO as required under the terms of our senior secured credit facilities. In addition, on May 4, 2011, we made a voluntary prepayment of $24.7 million on the term loan. There was no penalty associated with these prepayments.

The senior secured revolving credit facility is available for general corporate purposes and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. All obligations under the senior secured credit facilities are unconditionally guaranteed by Carib Holdings, Inc. and, subject to certain exceptions, each of our existing and future wholly-owned subsidiaries. All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of our assets and the assets of the guarantors, subject to certain exceptions. Borrowings under the senior secured term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to a margin over either (a) a base rate as defined in the credit agreement or (b) a LIBOR rate. The senior secured credit facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions. As of December 31, 2011, the amount outstanding under our term loan facility was $313.3 million and the revolving credit facility was undrawn. See Note 11 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Senior Notes

In connection with the Merger on September 30, 2010, we issued $220.0 million of senior unsecured notes. Our existing wholly-owned subsidiaries that guarantee our obligations under the senior secured credit facilities also guarantee the senior notes. The senior notes bear interest at a fixed rate of 11.0% per annum and mature on October 1, 2018. The senior notes are not subject to any mandatory or sinking fund payments. However, under certain circumstances related to change of control or assets sales, we may be required to offer to purchase the senior notes.

We have in the past and in the future may, from time to time, purchase our senior notes. Any such future purchase may be made through open market or privately negotiated transactions with third parties (who may be our affiliates) or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine. On November 18, 2011, we purchased in the open market $9.5 million aggregate principal amount of the senior notes at a premium for total consideration of $9.7 million. See Note 11 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Covenant Compliance

Our senior secured credit facilities and the indenture that governs the notes contain various restrictive covenants. Our secured credit facilities require us to maintain on a quarterly basis a specified maximum senior secured leverage ratio. The senior secured leverage ratio as defined in our credit facility (total first lien senior secured debt minus available cash, up to a maximum of $50.0 million, as defined, to Adjusted EBITDA) must be less than 3.60 to 1.0 at December 31, 2011. In addition, our senior secured credit facility, among other things, restrict our ability to incur indebtedness or liens, make investments, declare or pay any dividends to our parent and from prepaying indebtedness that is junior to such debt. The indenture governing the notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, issue certain preferred shares, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of the covenants in these agreements are subject to significant exceptions. As of December 31, 2011, the Company was in compliance with the applicable restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

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

Net Income Reconciliation to EBITDA and Adjusted EBITDA

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA as further adjusted to exclude unusual items and other adjustments described below. We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in our senior secured credit facilities and the indenture governing the notes in testing our compliance. In addition, in evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is provided below:

(Dollar amounts in thousands)	Year ended December 31, 2011

Net income	$28,004
Income tax benefit	(33,054)
Interest expense	50,197
Depreciation and amortization	69,891

EBITDA	115,038

Stand-alone cost savings (1)	2,570
Equity income (2)	635
Compensation and benefits (3)	15,970
Pro forma VRP benefits (4)	4,751
Transaction fees, refinancing costs and others (5)	8,015
Management fees (6)	2,532
Purchase Accounting (7)	(393)

Adjusted EBITDA	$149,118

(1)	Mostly represents reimbursements received for certain software maintenance expenses as part of the Merger.
(2)

On March 31, 2011, after a final agreement was reached between Popular and other shareholders of CONTADO, Popular transferred to EVERTEC 19.99% of the equity interest in CONTADO. Includes cash dividends received from CONTADO of $1.5 million, offset by CONTADO’s non-cash equity income of $0.8 million.

(3)	Mainly represents one-time costs related to the VRP and other adjustments related to non-cash equity based compensation.
(4)	Represents the pro forma full year effect of expected net savings in compensation and benefits related to the VRP.
(5)

Primarily relates to the following items: (i) transition fees to support additional requirements of a stand-alone entity, (ii) costs relating to the refinancing of our senior secured credit facility and senior notes exchange offer, and (iii) certain non-cash and other adjustments permitted under credit facility and indenture agreements.

(6)	Represents the management fee payable to the equity sponsors which commenced in January 2011.
(7)

Represents elimination of the effects of purchase accounting in connection with (i) certain customer service and software related arrangements where EVERTEC receives reimbursements from Popular, and (ii) EVERTEC’s rights and obligations to buy equity interests in CONTADO and Serfinsa.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2011 are as follows.

	Payment due by periods
(Dollar amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Long-term debt (1)(2)	$779,504	$40,546	$80,812	$401,336	$256,810
Operating leases (3)	15,166	4,851	8,678	1,544	93

Total	$794,670	$45,397	$89,490	$402,880	$256,903

(1)

Long-term debt includes the payments of cash interest (based on interest rates as of December 31, 2011 for variable rate debt) and aggregate principal amount of our senior secured term loan facility and our senior notes, as well as commitments fees related to the unused portion of the senior secured revolving credit facility, as required under the terms of the long-term debt agreements.

(2)

On March 3, 2011, we entered into a credit agreement amendment concerning our senior secured credit facilities to, among other things, reduce the interest rate payable on loans under the senior secured credit facilities. On April 7, 2011, we repaid $1.7 million of our senior secured term loan using the cash received form Popular in connection with the acquisition of CONTADO as required under the terms of our senior secured credit facilities. In addition, on May 4, 2011, we made a voluntary prepayment of $24.7 million on our senior secured term loan. There was no prepayment penalty. See Note 11 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements for additional information.

(3)

Includes certain facilities and equipment under operating leases. See Note 22 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements for additional information regarding operating lease obligations.

Off Balance Sheet Arrangements

Currently, we do not have any off balance sheet arrangements.

Seasonality

EVERTEC’s business generally experiences increased activity during the traditional holiday shopping periods and around other nationally recognized holidays.

Effect of Inflation

While inflationary increases in certain inputs costs, such as occupancy, labor and benefits, and general administrative costs, have an impact on our operating results, inflation has had minimal net impact on our operating results during the last three years, except for our operation in Venezuela which was not acquired as part of the Merger, as overall inflation has been offset by increased selling process and cost reduction actions. We cannot assure you, however, that we will not be affected by general inflation in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from our normal business activities. These market risks principally involve the possibility of change in interest rates that will adversely affect the value of our financial assets and liabilities or future cash flows and earnings. Market risk is the potential loss arising from adverse changes in market rates and prices.

Interest rate risks

We issued fixed and floating-rate debt to finance the Merger which is subject to the fluctuations in interest rates in respect of our floating-rate debt. Borrowings under our senior secured credit facilities accrue interest at variable rates but are subject to floors or minimum rates. A 100 basis point increase in the applicable margins over our floor(s) on our debt balances outstanding as of December 31, 2011, under our senior secured credit facilities would increase our annual interest expense by approximately $3.3 million.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the consolidated balance sheet, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated and combined statements of income. At December 31, 2011 and 2010, the Company had $1.3 million and $0.1 million, respectively, in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss.

Item 8. Financial Statements and Supplementary Data

The Consolidated (Successor) and Combined (Predecessor) Financial Statements, together with EVERTEC’s independent registered public accounting firm report, are included herein beginning on page F-2 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding the individuals who serve as our executive officers and directors as of March 23, 2012.

Name	Age	Title

Peter Harrington	52	President and Chief Executive Officer (“CEO”)
Juan J. Román	46	Executive Vice President and Chief Financial Officer (“CFO”)
Carlos J. Ramírez	50	Executive Vice President, Head of Sales and Business Development
Miguel Vizcarrondo	38	Executive Vice President, Merchant Acquiring Business and ATH Network
Luis G. Alvarado	48	Senior Vice President, Head of Sales for Latin America
James Gonzalez	44	Senior Vice President, Corporate Development and Strategy
Jorge R. Hernández	47	Senior Vice President, Head of ATH Network
Marc E. Becker	39	Chairman of the Board and Director
Félix M. Villamil	48	Vice Chairman of the Board and Director
Jorge Junquera	63	Director
Nathaniel J. Lipman	47	Director
Matthew H. Nord	32	Director
Richard L. Carrión Rexach	59	Director
Néstor O. Rivera	65	Director
Scott I. Ross	32	Director
Thomas M. White	54	Director

Peter Harrington has been our President and Chief Executive Officer since February 22, 2012. Prior to joining EVERTEC, Mr. Harrington served as President of Latin America and Canada for First Data Corporation (“First Data”) from 2002 – to 2008. Prior to that role, Mr. Harrington served as President of PaySys International, Inc., a wholly owned subsidiary of First Data. Mr. Harrington joined First Data in 1998 as the Director of European operations. Prior to joining First Data, he was a Managing Director responsible for the card processing business of EDS Africa, a subsidiary of Electronic Data Systems. Mr. Harrington also managed lending and credit card operations at The Massachusetts Company (a subsidiary of Travelers Insurance Company) and Fleet National Bank. In 2009, Mr. Harrington founded a consulting business focused on the payments industry where he consulted for major international payment companies and leading private equity firms operating in Canada and Latin America.

Juan J. Román has been our Executive Vice President and Chief Financial Officer since August 1, 2011. Prior to joining EVERTEC, Mr. Román served as Vice President of Finance and Chief Financial Officer of Triple-S Management Corporation since 2002. From 1996 to 2002, Mr. Román held numerous positions with Triple-S Management Corporation or its subsidiaries. From 1987 to 1995, Mr. Román worked at KPMG LLP. Mr. Román has been a Certified Public Accountant and a member of the Puerto Rico Society of Certified Public Accountants as well as the American Institute of Certified Public Accountants since 1989.

Carlos J. Ramírez has been our Executive Vice President, Head of Transaction Processing & Business Solutions since 2004. From 1997 to 2004, Mr. Ramírez served as Senior Executive Vice President of Business Development for GM Group, Inc. Puerto Rico. From 1990 to 1997, Mr. Ramírez served as Senior Executive Vice President for GM Group, Inc. International Division. From 1984 to 1990, Mr. Ramírez served as Sales Manager for Multiple Computer Services and as Systems Engineer from 1983 to 1984.

Miguel Vizcarrondo has been Executive Vice President of our Company since February 22, 2012. Prior to that, Mr. Vizcarrondo served as our Senior Vice President, Head of the Merchant Acquiring Business since the consummation of the Merger. Prior to the Merger, Mr. Vizcarrondo has served in that capacity for Banco Popular since 2006. From 2000 to 2006, Mr. Vizcarrondo served as Vice President–Corporate Banking for Banco Popular. From 1996 to 2000, Mr. Vizcarrondo served as Portfolio Manager–Treasury Division for Banco Popular. Mr. Vizcarrondo is the nephew of Mr. Carrión, who has been a member of our board of directors since the consummation of the Merger.

Luis G. Alvarado has been our Senior Vice President, Head of Sales for Latin America since 2006. Mr. Alvarado also serves as President of Serfinsa S.A. de C.V., a position he has held since 2008. Mr. Alvarado served as General Manager of ATH Costa Rica, S.A. from 2000 to 2006 and served as Operations Manager from 1997 to 2000. Prior to joining ATH Costa Rica, S.A., Mr. Alvarado served as Regional Analysis and Programming Chief for Credomatic Costa Rica from 1989 to 1997. Prior to that, he served as 4GL’s Support for UNISYS, CA from 1988 to 1989. From 1987 to 1988, Mr. Alvarado was Development Manager for GB/SYS, S.A. and from 1987 to 1987 he was Assistant of the Operation Department at Instituto Tecnológico of Costa Rica. Mr. Alvarado began his career as a Programmer for Cooperativa Victoria R. L. CR from 1986 to 1987.

James González has been our Senior Vice President, Corporate Development and Strategy since November 2010. Prior to joining EVERTEC, Mr. Gonzalez served as Senior Director from 2008 to 2010 and as Director from 2005 to 2008 of Strategy and Corporate Development for Hewlett-Packard Company. Mr. Gonzalez was also a Senior Analyst and then an Associate and then Manager of Corporate Development for Hewlett-Packard Company from 1995 to 2001. From 2001 to 2005, Mr. Gonzalez served as Manager of Business Development and then as Assistant Treasurer and Director of Business Development for Brocade Communications Systems, Inc. Mr. Gonzalez began his career at Arthur Andersen LLP, where he was a member of the audit staff from 1990 to 1992, and an Audit Senior in 1993. Mr. Gonzalez has been a registered certified public accountant since 1990.

Jorge R. Hernández has been our Senior Vice President, Head of the ATH Network since 2004. Prior to joining EVERTEC, Mr. Hernández served as Senior Executive Vice President and Manager–ATH/EBT Division of the GM Group, Inc. From 1988 to 2000, Mr. Hernández was employed by Banco Popular of Puerto Rico. Mr. Hernández first joined Banco Popular as a part of the Branch Management Associates Program in 1988. From 1988 to 1992 he served as Project Manager–Marketing Division. From 1992 to 1994, Mr. Hernández served as Project Manager–Telepago Popular. From 1994 to 1998, Mr. Hernández was Assistant Vice President and Manager–Projects Administration Department, Electronic Banking Division. Mr. Hernández served as Vice President and Manager–ATH Network & Operations Department, Electronic Banking Division from 1988 to 1999. Mr. Hernández served as Vice President and Manager–Electronic Banking Division from 1999 to 2000. Mr. Hernández began his career as an Account Executive–Direct Marketing Group at Badillo Saatchi & Saatchi from 1987 to 1988.

Marc E. Becker has been Chairman of our board of directors since the consummation of the Merger. Mr. Becker is a partner of Apollo. He has been employed with Apollo since 1996 and has served as an officer of certain affiliates of Apollo since 1999. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker serves on several boards of directors, including Affinion Group, Inc., since October 2005, Apollo Residential Mortgage, Inc., Realogy Corporation and SourceHOV, Inc. During the past five years, Mr. Becker also served as a director of Quality Distribution, Inc. (from June 1998 to May 2011), Countrywide plc (from May 2007 to February 2009), National Financial Partners (from January 1999 to May 2007) and Metals USA Holdings Corp. (from May 2005 to December 2007). Mr. Becker has significant experience in making and managing private equity investments on behalf of Apollo and over 15 years experience in financing, analyzing and investing in public and private companies.

Félix M. Villamil has served as our Vice Chairman of the Board since February 22, 2012. Prior to that, Mr. Villamil served as our President and Chief Executive Officer since the consummation of the Merger. Mr. Villamil has been a member of our board of directors since 2004. Mr. Villamil served as Executive Vice President of Popular (Nasdaq: BPOP) from 2002 to 2004. From 1990 to 2004, Mr. Villamil was employed by Banco Popular. From 1990 to 1995, he served as Vice President–Assistant General Auditor. From 1995 to 1997, Mr. Villamil served as Senior Vice President and General Auditor. From 1997 to 2001, Mr. Villamil served as Senior Vice President–Credit Risk Management Division. Mr. Villamil served as Senior Vice President–Retail Banking Group from 2001 to 2002. Before his employment with Banco Popular, Mr. Villamil served as Vice President–General Auditor for Banco de Ponce from 1989 to 1990. Mr. Villamil began his career as Audit Manager, primarily in the financial institutions segment, for KPMG LLP from 1984 to 1989. Mr. Villamil has been a Certified Public Accountant since 1985. Mr. Villamil has significant experience in the banking and processing business.

Jorge Junquera has been a member of our board of directors since the consummation of the Merger. Mr. Junquera has been Senior Executive Vice President of Popular since 1997. Mr. Junquera has been Chief Financial Officer of Popular and Banco Popular and Supervisor of the Financial Management Group of Popular since 1996. Mr. Junquera has also served as President and Director of Popular International Bank, Inc., a direct wholly-owned subsidiary of Popular, since 1996. Mr. Junquera has also been President of Banco Popular, National Association since 2001. Mr. Junquera served as Director of Banco Popular until 2000. He again undertook the role of Director from 2001 to the present. Mr. Junquera has also served as a Director of Popular North America, Inc. since 1996 and of other indirect wholly-owned subsidiaries of Popular. Mr. Junquera has significant experience managing financial institutions and serving on boards of directors.

Nathaniel J. Lipman has been a member of our board of directors since the consummation of the Merger. Mr. Lipman has served as the Chief Executive Officer and a director of Affinion Group Holdings, Inc. since October 17, 2005. Mr. Lipman has also served as the Chief Executive Officer and Chairman of the Board of Directors of Affinion Group, Inc. since October 17, 2005. Mr. Lipman served as the President of Affinion Group Holdings, Inc. from October 17, 2005 to January 14, 2011, and as the President of Affinion

Group, Inc. from October 17, 2005 to January 13, 2010. Mr. Lipman was formerly the President and Chief Executive Officer of Trilegiant, Inc. starting in August 2002 and President and Chief Executive Officer of Cendant Marketing Group starting in January 2004. From September 2001 until August 2002, he was Senior Executive Vice President of Business Development and Marketing of Trilegiant. Mr. Lipman served as Executive Vice President of Business Development for Cendant Membership Services from March 2000 to August 2001. He joined the Alliance Marketing Division of Cendant in June 1999 as Senior Vice President, Business Development and Strategic Planning. Mr. Lipman was previously Senior Executive Vice President, Corporate Development and Strategic Planning, for Planet Hollywood International, Inc., from 1996 until April 1999. Prior to his tenure at Planet Hollywood, Mr. Lipman was Senior Vice President and General Counsel of House of Blues Entertainment, Inc. and Senior Corporate Counsel at The Walt Disney Company. Mr. Lipman has over 15 years of experience managing and serving on the boards of various corporations.

Matthew H. Nord has been a member of our board of directors since the consummation of the Merger. Mr. Nord is a partner of Apollo, where he has been employed since 2003. Prior to that time, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney Inc. Mr. Nord serves on several boards of directors, including Affinion Group, Inc., SourceHOV LLC, Hughes Telematics, Inc., the holding company for Constellium and Noranda Aluminum Holding Corporation. During the past five years, Mr. Nord has also served as a director of Mobile Satellite Ventures, a subsidiary of Skyterra Communications, Inc. (from September 2006 to April 2008). Mr. Nord has significant experience in making and managing private equity investments on behalf of Apollo and over nine years experience in financing, analyzing and investing in public and private companies.

Richard L. Carrión Rexach has been a member of our board of directors since the consummation of the Merger. Mr. Carrión has been Chairman of the Board of Popular since 1993, Chief Executive Officer since 1994 and President from 1991 to January 2009 and from May 2010 to the present. Mr. Carrión has been Chairman of Banco Popular since 1993 and Chief Executive Officer since 1989. Mr. Carrión has been President of Banco Popular from May 2010 to present and from 1985 to 2004. Mr. Carrión is also Chairman and Chief Executive Officer of Popular North America, Inc. and other direct and indirect wholly-owned subsidiaries of Popular. Mr. Carrión has also been a director of the Federal Reserve Bank of New York since January 2008; Chairman of the Board of Trustees of Fundación Banco Popular, Inc. since 1982; and Chairman and Director of Banco Popular Foundation, Inc. since 2005. Mr. Carrión has also been a Member of the Board of Directors of Verizon Communications, Inc. since 1995; and former member of the Board of Directors of Wyeth. Mr. Carrión’s 35 years of banking experience and 26 years at the head of Popular has given him a significant level of knowledge of the Puerto Rico financial system. Mr. Carrión is the uncle of Mr. Vizcarrondo, who serves as our Executive Vice President.

Néstor O. Rivera has been a member of our board of directors since the consummation of the Merger. Mr. Rivera has been Executive Vice President of Banco Popular, in charge of the Retail Banking and Operations Group since April 2004 which includes the Regions and Branches in Puerto Rico and the Virgin Islands, TeleBanco, Internet and ATH, and Savings Products Before assuming this position, Mr. Rivera served as Senior Vice-President in charge of the Individual Banking Division from 1988 to 2004. Prior to 1988, Mr. Rivera served as Director of the Banco Popular Human Resources division since 1986. Previous to assuming this position, Mr. Rivera served as manager of the Salary Administration Department since 1970. Before joining Banco Popular, Mr. Rivera served in the United States Air Force, Air National Guard and US Air Force Reserve. Mr. Rivera has significant experience managing financial institutions.

Scott I. Ross has been a member of our board of directors since the consummation of the Merger. Mr. Ross is a principal of Apollo. Mr. Ross joined Apollo and has been employed by Apollo since 2004 (except for the period from August 2008 until September 2009 when he was employed by Shumway Capital Partners). Prior to 2004, Mr. Ross was a member of the Fixed Income, Currencies and Commodities Division and then a member of the Merchant Banking Division of Goldman, Sachs & Co. Mr. Ross has significant experience in making and managing private equity investments on behalf of Apollo and over eight years experience in financing, analyzing and investing in public and private companies.

Thomas M. White has been a member of our board of directors since March 2011. Mr. White joined Apollo in May 2007 as an Operating Partner in the distribution and transportation industries. Since November 2011, Mr. White has served as Chief Financial Officer of Constellium Holdco B.V., an Apollo majority owned aluminum products manufacturer based in France. From November 2009 to November 2010, Mr. White served as interim Chief Financial Officer of SkyLink Aviation, Inc., an Apollo owned transportation and logistics entity based in Toronto. From April 2009 to July 2009, Mr. White served as interim Chief Financial Officer of CEVA Group, plc, an Apollo owned global logistics and supply chain company based in the Netherlands. From 2002 to 2007, Mr. White was the Senior Vice President, Chief Financial Officer and Treasurer of Hub Group, Inc., a NASDAQ listed company providing transportation management, intermodal, truck brokerage and logistics services. Prior to joining Hub Group, Mr. White was a senior audit partner with Arthur Andersen, which he joined in 1979. Mr. White currently serves on the board of directors of Quality Distribution Inc., SkyLink Aviation Inc., CEVA Group plc, and Landauer, Inc. Mr. White served on the board of directors of FTD, Inc. Mr. White is a CPA. With his experience as a Chief Financial Officer, as a senior audit partner at Arthur Andersen, and service on other audit committees, including that of a public company, as well as his educational background, Mr. White brings an understanding of financial statements, financial reporting and internal controls, to our board.

Recent Management Changes

On February 24, 2012, the Company announced that Mr. Villamil was promoted to Vice Chairman of the Board and would no longer serve as EVERTEC’s President and CEO, effective February 22, 2012. In connection with Mr. Villamil’s transition from President and CEO to Vice Chairman of the Board, EVERTEC and Mr. Villamil entered into a modification agreement and general release.

Effective February 22, 2012, our board of directors appointed Peter Harrington as EVERTEC’s President and Chief Executive Officer. On February 24, 2012, the Company also announced the promotion of Miguel Vizcarrondo from Senior Vice President to Executive Vice President now responsible for the Merchant Acquiring business and the ATH network.

Board Composition

Our board of directors is composed of nine directors, all of whom are named in this Annual Report on Form 10-K. Subject to certain exceptions set forth in the Stockholder Agreement described elsewhere in this Report, so long as AP Carib, together with its affiliates, owns at least 25% of our outstanding voting common stock, AP Carib will generally have the right to nominate five directors, and so long as Popular, together with its affiliates, owns at least 25% of our outstanding voting common stock, Popular will generally have the right to nominate three directors, subject to certain adjustments if Popular and its affiliates beneficially own voting common stock of Holdings representing at least 10% more than the amount of voting common stock of Holdings beneficially owned by AP Carib and its affiliates at such time. Pursuant to the Stockholder Agreement, Messrs. Becker, Lipman, Nord, Ross and White were nominated by Apollo, and Messrs. Carrión, Junquera and Rivera were nominated by Popular. Pursuant to the Stockholder Agreement, Mr. Villamil serves as a management director.

Our board of directors has established an Audit Committee and a Compensation Committee. In addition, the board of our parent company, Holdings, also has a Compensation Committee that administers plans in which our directors, officers and employees participate.

Compensation Committee

The Compensation Committees both at the Holdings and EVERTEC levels consist of at least three board members, one of which is appointed as chairman. The committees must meet at least once a year. The Holdings Compensation Committee (the “Holdings Committee”) is created for the primary purpose of making decisions related to the equity-based compensation of EVERTEC employees and directors. This is because the stock option plan that the board of directors has adopted provides for equity awards in the form of derivates of Holdings stock. The responsibilities of the Holdings Compensation Committee include: reviewing the CEO’s equity based compensation; administering all equity based compensation plans; in consultation with the EVERTEC Compensation Committee (the “EVERTEC Committee”), approving all equity-based compensation for other officers and directors; and, in consultation with the EVERTEC Compensation Committee, adopting, modifying, or terminating the equity-based compensation plans.

The EVERTEC Committee is similar in composition to the Holdings Committee but its primary responsibilities include: recommending to our board of directors, the Company’s compensation policy; reviewing and approving the CEO’s performance goals and objectives and making decisions regarding his non-equity based compensation; recommending to the Holdings Committee any equity- based compensation; approving non- equity based compensation for other executives; and reviewing the disclosures in the compensation and discussion analysis contained in public disclosures and if required by SEC rules, preparing an annual compensation report for inclusion in the annual report on Form10-K.

The three board members that form the compensation committees are: for Apollo, Messrs. Becker, chairperson, and Ross and, for Popular, Mr. Rivera.

Audit Committee

The Audit Committees for Holdings and EVERTEC also consists of at least three board members which must meet at least four times a year, including once every fiscal quarter. The responsibilities of the Holdings Audit Committee include overseeing the following: the integrity of Holding’s financial statements; its independent auditor’s qualifications, independence and performance; the performance of Holding’s internal audit function; and Holding’s compliance with laws and regulations. The EVERTEC Audit Committee has similar responsibilities regarding EVERTEC’s financial statements and compliance requirements, as well as overseeing the financial disclosure requirements of annual and quarterly Form 10-K and 10-Q filings. The three board members that form the audit committees are: for Apollo, Messrs. Ross, chairperson, and Nord and, for Popular, Mr. Junquera.

Although our Board of Directors has determined that each of the members of our audit committee is financially literate and has experience analyzing or evaluating financial statements, at this time we do not have an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K under the Exchange Act serving on the audit committee. As a company whose stock is privately-held and given the financial sophistication and other business experience of the members of the audit committee, we do not believe that we require the services of an audit committee financial expert at this time.

Code of Ethics

We have adopted a Code of Ethics that applies to all our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. Our Code of Ethics is posted on our website at www.evertecinc.com in the “Investor Relations” section under “Governance Documents”. We intend to include on our website any amendments to, or waivers from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller that relates to any element of the “code of ethics” as defined by the SEC.

Item 11. Executive Compensation

The information in this Executive Compensation section reflects the compensation structure and policies of EVERTEC as of December 31, 2011, unless otherwise noted.

Overview of Compensation Committees

The EVERTEC Committee is responsible for recommending to our board of directors the general compensation philosophy and objectives for EVERTEC, making decisions relating to the compensation of our CEO, approving the compensation of our other executive officers, and making recommendations to the Holdings Committee with respect to the equity-based compensation for our executive officers and directors. The EVERTEC Committee is also charged with overseeing the risk assessment of our compensation arrangements applicable to our executive officers and other employees, and reviewing and considering the relationship between risk management policies and practices, and compensation.

The Holdings Committee is responsible for the decisions related to the equity-based compensation of our CEO and other executive officers as well as the administration of Holdings’ equity-based compensation plans, in which our named executive officers (“NEOs”) may participate.

Both compensation committees meet jointly and as often as necessary, but at least once each year. Although, the Holdings Committee and the EVERTEC Committee are primarily responsible for analyzing the compensation programs and making recommendations to our board of directors, both committees have the authority to hire a compensation consultant to assist them in fulfilling their duties.

The Compensation Discussion and Analysis below describes our compensation objectives, practices and philosophy with respect to our NEOs for the fiscal year ended December 31, 2011.

Compensation Discussion and Analysis

Our NEOs at December 31, 2011 are the following:

Named executive officers	Title

Félix M. Villamil(1)	President and Chief Executive Officer (“CEO”)
Juan J. Román(2)	Executive Vice President and Chief Financial Officer (“CFO”)
Carlos J. Ramírez	Executive Vice President, Head of Sales and Business Development
Luis G. Alvarado	Senior Vice President, Head of Sales for Latin America
Miguel Vizcarrondo	Senior Vice President, Merchant Acquiring Business and ATH Network
Former Officer
Luis O. Abreu(3)	Former Senior Vice President and Chief Financial Officer

(1)

Effective February 22, 2012, Mr. Villamil no longer serves as EVERTEC’s President and Chief Executive Officer. Mr. Villamil has assumed the role of Vice Chairman of the Board and continues to serve as a member of our board of directors and the board of directors Holdings.

(2)	Mr. Román was appointed as CFO on August 1, 2011.
(3)	Mr. Abreu served as CFO until July 31, 2011.

On February 22, 2012, our board of directors appointed Peter Harrington as EVERTEC’s President and Chief Executive Officer.

Compensation Philosophy and Objectives

As mentioned above, the EVERTEC Committee is responsible for establishing, implementing and continually monitoring adherence with our compensation philosophy. Its intent is to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

The philosophy behind our compensation program is to:

•	Support an environment that rewards performance with respect to established goals;

•	Integrate our incentive compensation program with our short and long-term success; and

•	Align the interest of executives with the long-term interests of stockholders through equity based awards that can result in ownership of stock.

Compensation for our NEOs is designed to provide rewards commensurate with each NEO’s contribution. Our executive compensation strategy is designed to achieve the following objectives:

•	Attract and retain highly qualified executives;

•	Provide executives with compensation that is competitive within the industry in which we operate;

•	Establish compensation packages that take into consideration the executive’s role, qualifications, experience, responsibilities, leadership potential, individual goals and performance; and

•	Align executive compensation to support our objectives.

The EVERTEC Committee believes the executive compensation packages provided by us to our executives, including to our NEOs, should include both cash and equity-based compensation that rewards performance as measured against established goals and that ensure management is not encouraged to take unnecessary and/or excessive risks that may harm the Company.

Role of Executive Officers in Compensation Decisions

The CEO annually reviews the performance of each of our other NEOs. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual incentive awards target and actual payout amounts, are presented to the EVERTEC Committee, which has the discretion to modify any recommended adjustments or awards to executives.

The EVERTEC Committee has final approval over all compensation decisions for our NEOs and approves recommendations regarding cash and equity awards to all of our NEOs.

Our CEO is not permitted to attend any meetings of the EVERTEC Committee or the Holdings Committee where the CEO’s performance or compensation is discussed, unless specifically invited by the committee.

Executive Compensation Program

On an annual basis, the EVERTEC and Holdings Committees may conduct a comprehensive review of the executive compensation philosophy and objectives, and could make changes they consider appropriate following, as applicable, the general compensation practices in the processing industry and the prevailing economic scenarios in the countries in which we do business. However, during 2011, the review of the executive compensation philosophy and objectives was not performed as we entered into new employment agreements with our NEOs on October 1, 2010 (except for Mr. Román’s employment agreement which was entered into on June 30, 2011).

Our compensation program for our NEOs consists of the following key elements:

•	Base salary;

•	Short-term cash incentives based on performance;

•	Long-term equity incentives also based on performance; and

•	Other benefits and perquisites.

Elements of Compensation

Base Salary

We provide our NEOs and other employees with base salary to compensate them for services rendered during each fiscal year. Base salary ranges for NEOs are determined for each executive based on his or her position and scope of responsibility. The initial base salary for our NEOs is established in their employment agreements.

Annual base salary for our NEOs is subject to annual review by our board of directors or the EVERTEC Committee for possible increase at the board’s sole discretion. In reviewing base salaries, the EVERTEC Committee may consider (i) changes in individual responsibility; (ii) internal analysis of the executive’s compensation, both individually and relative to other officers; and (iii) the individual performance of the executive. However, during 2011the annual base salary review was not performed as we entered into new employment agreements with our NEOs on October 1, 2010 (except for Mr. Román’s employment agreement which was entered into on June 30, 2011).

Performance-Based Incentive Compensation

Annual Bonus

The annual bonus incentive payments made to our NEOs are determined based on performance against measurable annual financial goals. This annual incentive payment is contingent upon attainment of the Company’s budgeted Adjusted EBITDA as established for each fiscal year and the achievement of qualitative and quantitative performance goals as established by our board of directors.

The annual cash incentive is intended to focus the entire organization on meeting or exceeding the budgeted Adjusted EBITDA set during the early part of each year and approved by our board of directors. The EVERTEC Committee uses Adjusted EBITDA as the performance goal because it is a critical metric used by management to direct and measure our business performance. We believe that this measure (Adjusted EBITDA) is clearly understood by both our employees and stockholders, and that achievement of the stated goals is a key component in the creation of long-term value for our stockholders. For 2011, the board of directors established an Adjusted EBITDA performance goal of $145.2 million. Reported actual Adjusted EBITDA was $149.1 million for the year ended December 31, 2011.

The annual incentive, as mentioned above, is divided into two elements, a performance-based element and a discretionary element, neither of which are payable unless approved by our board of directors. The performance-based element is based on achieving or exceeding the budgeted Adjusted EBITDA and the discretionary element is based on the EVERTEC Committee’s assessment of the individual employee’s performance. In assessing the individual performance of our NEOs, the EVERTEC Committee, in its discretion, considers recommendations of our CEO (except in determining the CEO’s own bonus) and the following list of factors (this list is not exclusive) and makes its determinations as of the date the bonus is payable: (i) achievement of internal financial and operating targets, (ii) improvement of management and (iii) organizational capabilities and implementation of long-term strategic plans.

The target bonus percentage (which is segregated between the percentage applied to the performance-based element and to the discretionary element) for our NEOs is established in their employment agreements which are summarized below under “Employment Agreements” following the “Summary Compensation” Table.

The target annual cash bonus for each NEO as a percentage of salary was as follows:

Named executive officers	Target bonus percentage

Félix M. Villamil (1)	—
Juan J. Román	75%
Carlos J. Ramírez	75%
Luis G. Alvarado	70%
Miguel Vizcarrondo	70%
Former officer
Luis O. Abreu (2)	n/a

(1)

In connection with Mr. Villamil’s transition from President and Chief Executive Officer to Vice Chairman of the Board, EVERTEC and Mr. Villamil entered into a modification agreement which is summarized below under “CEO Compensation”. In accordance with the modification agreement, Mr. Villamil is not eligible to receive an annual bonus payment.

(2)	On June 30, 2011, EVERTEC entered into an amendment to Mr. Abreu’s employment agreement. Pursuant to this amendment, Mr. Abreu was not eligible to receive an annual bonus payment.

Holdings 2010 Equity Incentive Plan

On September 30, 2010, the Holdings board of directors adopted the Carib Holdings, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan” or “Plan”). The purpose of the Equity Incentive Plan is to provide a means through which Holdings and its subsidiaries may attract and retain key personnel and whereby its directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in Holdings or be paid incentive compensation, thereby strengthening their commitment to the welfare of Holdings and its subsidiaries and aligning their interests with those of Holdings’ shareholders. Holdings reserved 2,921,604 shares of its Class B Non-Voting Common Stock for issuance upon exercise and grants of stock options, restricted stock and other equity awards under the Equity Incentive Plan. The Holdings board of directors was in charge of administering the Equity Incentive Plan until February 2, 2011 when it delegated this responsibility to the Holdings Committee.

On February 11, 2011, pursuant to a December 8, 2010 authorization by the Holdings board of directors, Holdings entered into stock option agreements with the NEOs and other senior executives. As to Mr. Abreu, on June 30, 2011, the boards of directors of EVERTEC and Holdings accepted Mr. Abreu’s resignation as the Company’s CFO and in connection therewith, approved an amendment to his employment agreement, which among other provisions, includes the cancellation of the 175,296 stock options Holdings granted to him on February 11, 2011 and the repurchase of his 16,500 shares of Class B Non-Voting Common Stock. As to Mr. Román, also on June 30, 2011, EVERTEC’s board of directors approved Mr. Román’s employment agreement, which included, among other provisions, the grant of 195,000 stock options and the subscription and sale of 15,000 shares of Class B Non-Voting Common Stock. The stock option agreement with Mr. Román was signed on June 30, 2011. See the “Grants of Plan Based Awards” and “Outstanding Equity Awards at Fiscal Year End” tables, as well as Note 16 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual report on Form 10-K for additional information related to share-based compensation.

Subject to the terms and conditions set forth in the respective stock option agreement and the Equity Incentive Plan, Holdings granted Plan participants the right to purchase shares of Holdings Class B Non-Voting Common Stock in three vesting tranches as follows: (i) Tranche A options will vest in five equal installments, the first of which vested, in the case of Messrs. Villamil, Ramírez, Alvarado and Vizcarrondo on September 30, 2011 and thereafter on September 30 of each year for the next four years until September 30, 2015, and in the case of Mr. Román on June 30, 2011 and thereafter on June 30 of each year for the next five years until June 30, 2016; (ii) Tranche B options will vest at such time as the Investor Internal Rate of Return (“IRR”) equals or exceeds 25% based on cash proceeds received by the Investor, and (iii) Tranche C options will vest at such time as the IRR equals or exceeds 30%; provided, that, the participant is then employed by us or an affiliate.

For purposes of these vesting provisions, the Investor is Apollo Investment Fund VII, L.P., and the IRR is the rate of return measured in cash and any securities received by the Investor as a return on its investment in the common stock of Holdings.

The stock options granted to our NEOs are as follows:

Named executive officers	Total stock options	Tranche A	Tranche B	Tranche C

Félix M. Villamil(1)	584,320	194,774	194,773	194,773
Juan J. Román	195,000	65,000	65,000	65,000
Carlos J. Ramírez	233,728	77,910	77,909	77,909
Luis G. Alvarado	175,296	58,432	58,432	58,432
Miguel Vizcarrondo(2)	175,296	58,432	58,432	58,432
Former officer
Luis O. Abreu(3)	—	—	—	—

(1)

On February 24, 2012, Holdings and Mr. Villamil entered into an amendment to his existing stock option agreement pursuant to which all unvested stock options (545,365) granted under his stock option agreement have expired. As of that date, 38,955 Tranche A options have vested. Also, pursuant to this amendment agreement Mr. Villamil was given the opportunity to vest in an additional 38,955 of Tranche A options as described below under “CEO Compensation.”

(2)	Excludes 10,000 options granted to Mr. Vizcarrondo on February 22, 2012.
(3)	Stock options granted to Mr. Abreu during 2011 were forfeited at year end.

Other Compensation

Statutory Cash Bonus Payment

Each NEO received in 2011 the payment of a Christmas bonus. As a general rule, Puerto Rico law requires that employers pay employees that worked more than 700 hours in a year, an amount which cannot be less than $600.00 as a Christmas bonus, which must be paid on or before December 15. In 2011, our policy was to pay a Christmas bonus to employees in Puerto Rico in an amount equivalent to half a month’s payment of the employee’s base salary. In Costa Rica, where Mr. Alvarado works, the law requires an amount equivalent to one month of total earnings to be paid as a Christmas bonus.

Benefits and Perquisites

Our NEOs participate in the same benefit programs as the rest of our general employee population. These benefits include health insurance coverage, short-term and long-term disability insurance, and life insurance, among others. In addition, our senior executives, including our NEOs, are eligible for certain perquisites, which do not constitute a significant portion of their total compensation package. During 2011, these additional perquisites included the use of Company-owned automobiles, periodic comprehensive medical examinations and a limited number of personal tickets to events sponsored by EVERTEC. For 2012, we anticipate that we will maintain the same perquisites and benefits for senior executives, including our NEOs. Such benefits could be periodically reviewed based on market trends and regulatory developments.

Also, our NEOs, as all of our other employees, are eligible to participate in the EVERTEC Savings and Investment Plan. This plan is a tax-qualified retirement savings plan to which all Puerto Rico employees are able to contribute up to $10,000 pre-tax and up to 10% after-tax of their total annual compensation. We match 50% of the employee contributions up to 3% of base salary. All matching contributions to the EVERTEC Savings and Investment Plan vest 20% each year for a five-year period.

Voluntary Retirement Program

The Company offered a Voluntary Retirement Program (“VRP”) for all employees who were at least 50 years of age and with a minimum of 15 years of service by December 31, 2011. Approximately 140 employees, including Mr. Abreu, elected to participate in the VRP and a one-time separation charge of $14.5 million was reflected for the year ended December 31, 2011.

CEO Compensation

We entered into an employment agreement with Mr. Villamil on October 1, 2010 with a term ending on October 1, 2015, as described below in the narrative under “Employment Agreements” following the “Summary Compensation” and “Grants of Plan-Based Awards” tables. In addition, we signed with Mr. Villamil a Promissory Note and Forgivable Loan, and Stock Pledge Agreement on September 29, 2010 pursuant to which we made a loan for $340,000 to Mr. Villamil. We forgave the principal and interest under the Promissory Note in twelve substantially equal bi-weekly installments on each payroll date commencing on October 29, 2010, pursuant to the terms of this agreement. Of this amount, $170,000 was forgiven during 2010, which was included as part of his compensation for the year, and the remainder was forgiven by March 7, 2011.

On February 24, 2012, EVERTEC announced that Mr. Villamil was promoted to Vice Chairman of the Board and will no longer serve as EVERTEC’s President and CEO. In connection with Mr. Villamil’s transition from President and CEO to Vice Chairman of the Board, EVERTEC and Mr. Villamil entered into a modification agreement and general release (the “Villamil Modification Agreement”). The Villamil Modification Agreement provides for, among other things, a payment by EVERTEC to Mr. Villamil of $2,216,170, less applicable withholding taxes. In addition, the Villamil Modification Agreement sets forth the terms of Mr. Villamil’s service with EVERTEC for the two year period following February 22, 2012, for which he will be paid $150,000 per year. Mr. Villamil will serve as an officer of EVERTEC and executive Vice Chairman of the Board until June 1, 2013 (the “Retirement Date”), at which time he will voluntarily retire from employment with EVERTEC, but will continue to serve as the non-executive Vice Chairman of the Board.

In connection with the Villamil Modification Agreement, the restricted shares of Class B Non-Voting Common Stock of Holdings granted to Mr. Villamil pursuant to his restricted stock agreement will continue to vest pursuant to the terms and conditions set forth in his restricted stock agreement until the Retirement Date, at which time such restricted shares shall become fully vested and non-forfeitable, subject to Mr. Villamil’s continued employment until the Retirement Date.

The stock options granted to Mr. Villamil under his stock option agreement which had vested as of February 24, 2012 remain outstanding, however all stock options that had not vested as of that date have expired. On February 24, 2012, Holdings and Mr. Villamil entered into an amendment to Mr. Villamil’s stock option agreement which provides that Mr. Villamil will become vested in an additional 38,955 Tranche A options in two substantially equal installments on each of the first two anniversaries of the date on which he commences service as Vice Chairman of the Board.

On February 22, 2012, our board of directors appointed Peter Harrington as EVERTEC’s President and Chief Executive Officer. In connection with Mr. Harrington’s appointment as EVERTEC’s President and Chief Executive Officer, Mr. Harrington and EVERTEC entered into an employment agreement, dated as of February 22, 2012 (the “Harrington Employment Agreement”). The Harrington Employment Agreement provides for, among other things: (1) an annual base salary of $500,000 (which will be pro-rated for any partial calendar year), subject to annual review by our board of directors; and (2) an annual bonus opportunity of up to 100% of base salary contingent upon the achievement of qualitative and quantitative performance goals established by the board of directors (provided that Mr. Harrington’s maximum bonus opportunity for 2012 will be 50% of base salary). Mr. Harrington is eligible to participate in EVERTEC’s retirement and other employee benefit plans and policies that are generally available to other executives, except severance plans or policies. EVERTEC will also reimburse Mr. Harrington for reasonable costs associated with his relocation to Puerto Rico, temporary lodging and other incidental expenses.

In addition Mr. Harrington and Holdings entered into a stock option agreement (the “Harrington Option Agreement”), dated as of February 22, 2012, in accordance with the Equity Incentive Plan. The Harrington Option Agreement provides for a grant of 116,667 Tranche A options, 116,667 Tranche B options and 116,666 Tranche C options to purchase Class B Non-Voting Common Stock of Holdings, each with an exercise price of $17.07 per share. In addition, Mr. Harrington and Holdings also entered into a restricted stock agreement, dated as of February 22, 2012, pursuant to which Mr. Harrington was granted 14,646 restricted shares of Class B Non-Voting Common Stock of Holdings, which vest on the earlier to occur of (i) the date that Mr. Harrington receives a bonus in respect of 2012 from EVERTEC and (ii) May 1, 2013, subject to Mr. Harrington’s continuous service on the applicable vesting date. The restricted shares were granted to Mr. Harrington outside the Plan but will be subject to the terms and conditions of the Plan.

Mr. Harrington and Holdings also entered into a Subscription Agreement, dated as of February 22, 2012, pursuant to which Mr. Harrington purchased 14,646 shares of Class B Non-Voting Common Stock of Holdings at a price of $17.07 per share.

Tax Deductibility of Executive Compensation

The EVERTEC Committee and Holdings Committee intend that all applicable compensation payable for NEOs residing in Puerto Rico be deductible for Puerto Rican income tax purposes, unless there are valid compensatory reasons for paying non-deductible amounts in order to ensure competitive levels of total compensation.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Disclosure and Analysis be included in this Report.

THE COMPENSATION COMMITTEE

Marc E. Becker, Chairman
Scott I. Ross
Néstor O. Rivera

Compensation Risk Assessment

At this time, no compensation risk assessment has been performed. Existing employment and compensation arrangements were put in place in the context of the Merger without giving consideration to risk.

Summary Compensation Table

The following table summarizes the total compensation of each of our NEOs for services rendered during 2011 and for the post-Merger period from October 1 through December 31, 2010.

Name and principal position	Year	Salary	Bonus(1)	Stock awards(2)	Option awards(2)(3)	Non-equity incentive plan compensation(4)	Change in pension value and nonqualified deferred compensation earnings	All other compensation(5)	Total

Félix M. Villamil	2011	$500,000	$320,833	$800,000	$1,786,072	$—	$—	$186,949	$3,593,854
President and CEO	2010	125,000	17,375	—	—	196,875	—	185,920	525,170

Juan J. Román	2011	151,442	6,250	—	534,300	109,375	—	495	801,862
Executive Vice President and CFO									—

Carlos J. Ramírez	2011	235,000	9,792	—	714,429	150,400	—	7,875	1,117,496
Executive Vice President, Head of Sales and Business Development	2010	58,750	830,621	—	—	92,689	—	2,354	984,414

Luis G. Alvarado	2011	190,000	15,833	—	535,821	101,650	—	3,873	847,177
Senior Vice President, Head of Sales for Latin America	2010	47,500	783,737	—	—	57,000	—	10,774	899,011

Miguel Vizcarrondo	2011	190,000	7,917	—	535,821	121,600	—	8,813	864,151
Senior Vice President, Merchant Acquiring Business	2010	48,885	450,719	—	—	275,588	—	1,800	776,992

Former officer
Luis O. Abreu	2011	159,389	6,875	—	—	—	—	338,312	504,576
Former CFO	2010	41,250	545,692	—	—	46,761	—	2,294	635,997

(1)

Includes Christmas bonus equivalent to half a month payment of the employee’s base salary in accordance with general practice applicable to EVERTEC employees working in Puerto Rico, which was paid on December 3, 2011. For Mr. Alvarado, who works in Costa Rica, the Christmas bonus equals one month of total earnings. For 2010, also includes a Merger bonus awarded in connection with the completion of the Merger (except for Mr. Villamil). For Mr. Villamil also includes quarterly retention bonuses of $75,000 as per his employment agreement.

(2)

Aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of assumptions made in the valuation of awards, refer to Note 16 of the Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual Report on Form 10-K.

(3)

Aggregate grant date fair value computed in accordance with FASB ASC Topic 718 related to Tranche A options. As previously described, NEO’s have the right to purchase shares of Holdings Class B Non-Voting Common Stock in three tranches. EVERTEC recognizes share-based compensation related to Tranche A, but not to Tranche B and C options as vesting is not considered probable.

(4)	Includes annual performance bonus.
(5)	Other annual compensation consists of the following:

Name and principal position	Year	Car(6)	Contributions to defined contribution plans (7)	Other(8)	Total

Félix M. Villamil	2011	$15,920	$1,029	$170,000	$186,949
President and CEO	2010	15,920	—	170,000	185,920

Juan J. Román	2011	—	495	—	495
Executive Vice President and CFO					—

Carlos J. Ramírez	2011	7,875	—	—	7,875
Executive Vice President, Head of Sales and Business Development	2010	2,354	—	—	2,354

Luis G. Alvarado	2011	3,873	—	—	3,873
Senior Vice President, Head of Sales for Latin America	2010	10,774	—	—	10,774

Miguel Vizcarrondo	2011	8,813	—	—	8,813
Senior Vice President, Merchant Acquiring Business	2010	1,800	—	—	1,800

Former officer
Luis O. Abreu	2011	7,940	2,910	327,462	338,312
Former CFO	2010	2,294	—	—	2,294

(6)	Annual car-value depreciation as recognized in the financial statements for each of the years listed.
(7)	Matching contributions made by EVERTEC as part of 401(k)/1165(e) plan benefits.
(8)

Mr. Villamil’s other compensation relates to $340,000 in principal and interest under a forgivable loan of which $170,000 was forgiven in the fourth quarter of 2010 and $170,000 during 2011(pursuant to Mr. Villamil’s employment agreement). Mr. Abreu’s other compensation includes the payment related to the VRP.

Grants of Plan-Based Awards

The following table sets forth certain information for plan-based awards granted to each of our NEO’s for the year ended December 31, 2011.

		Estimated future payouts under equity incentive
Name executive officers	Grant date	Target (#)	All other stock awards: number of shares of stock or units (#)	All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards

Félix M. Villamil	February 11, 2011
Restricted shares			80,000		$10.00	$800,000
Tranche A				194,774	10.00	642,754
Tranche B		194,773			10.00	584,319
Tranche C		194,773			10.00	558,999

Juan J. Román	June 30, 2011
Tranche A				65,000	10.00	196,300
Tranche B		65,000			10.00	172,900
Tranche C		65,000			10.00	165,100

Carlos J. Ramírez	February 11, 2011
Tranche A				77,910	10.00	257,103
Tranche B		77,909			10.00	233,727
Tranche C		77,909			10.00	223,599

Luis G. Alvarado	February 11, 2011
Tranche A				58,432	10.00	192,825
Tranche B		58,432			10.00	175,296
Tranche C		58,432			10.00	167,700

Miguel Vizcarrondo	February 11, 2011
Tranche A				58,432	10.00	192,825
Tranche B		58,432			10.00	175,296
Tranche C		58,432			10.00	167,700

Former officer

Luis O. Abreu(1)	February 11, 2011
Tranche A				58,432	10.00	192,825
Tranche B		58,432			10.00	175,296
Tranche C		58,432			10.00	167,700

(1)	Stock options granted to Mr. Abreu during 2011 were forfeited at year end.

Employment Agreements

We entered into employment agreements with Messrs. Villamil, Ramírez, Alvarado and Vizcarrondo on October 1, 2010, each with a term ending on October 1, 2015. We entered into an employment agreement with Mr. Román on June 30, 2011 with a term ending on June 30, 2016.

Félix M. Villamil. The terms of Mr. Villamil’s employment agreement as in effect as of December 31, 2011 provided for, among other things, (1) an annual base salary of $500,000; (2) an annual bonus with a target of up to 100% of Mr. Villamil’s annual base salary with 50% contingent on EVERTEC’s attainment of our annual budget as established by our board of directors and 50% contingent on the achievement of qualitative and quantitative performance goals established by our board of directors; and (3) quarterly retention bonuses of $75,000 for each of the 12 quarters from October 1, 2010 until October 1, 2013, contingent on Mr. Villamil’s continuing employment with us. Mr. Villamil is eligible to participate in our retirement and other employee benefit plans and policies that we make generally available to our other executives, except severance plans or policies, and is entitled to directors and officers insurance coverage. In connection with Mr. Villamil’s transition from President and Chief Executive Officer to Vice Chairman of the Board, EVERTEC and Mr. Villamil entered into the Villamil Modification Agreement, which is summarized above under “CEO Compensation.”

Juan J. Román. The terms of Mr. Román’s employment agreement provide for, among other things, (1) an annual base salary of $375,000; and (2) an annual bonus with a target of up to 75% of Mr. Román’s annual base salary, consisting of a bonus of 50% of base salary contingent on EVERTEC’s attainment of our annual budget as established by our board of directors and a bonus of 25% of base salary contingent on the achievement of qualitative and quantitative performance goals established by our board of directors. Mr. Román is eligible to participate in our retirement and other employee benefit plans and policies that we make generally available to our other executives, except severance plans or policies, and is entitled to directors and officers insurance coverage.

Carlos J. Ramírez. The terms of Mr. Ramírez’s employment agreement provide for, among other things, (1) an annual base salary of $235,000; and (2) an annual bonus with a target of up to 75% of Mr. Ramírez’s annual base salary, consisting of a bonus of 30% of base salary contingent on EVERTEC’s attainment of our annual budget as established by our board of directors, a bonus of 25% of base salary contingent on the achievement of certain financial performance goals for the business lines over which he is responsible and a bonus of 20% of base salary contingent on the achievement of qualitative and quantitative performance goals established by our board of directors. Mr. Ramírez is eligible to participate in our retirement and other employee benefit plans and policies that we make generally available to our other executives, except severance plans or policies, and is entitled to directors and officers insurance coverage.

Luis G. Alvarado. The terms of Mr. Alvarado’s employment agreement provide for, among other things, (1) an annual base salary of $190,000; and (2) an annual bonus with a target of up to 70% of Mr. Alvarado’s annual base salary, consisting of a bonus of 30% of base salary contingent on EVERTEC’s attainment of our annual budget as established by our board of directors, a bonus of 20% of base salary contingent on the achievement of certain financial performance goals for the business line over which he is responsible and a bonus of 20% of base salary contingent on the achievement of qualitative and quantitative performance goals established by our board of directors. Mr. Alvarado is eligible to participate in our retirement and other employee benefit plans and policies that we make generally available to our other executives, except severance plans or policies, and is entitled to directors and officers insurance coverage.

Miguel Vizcarrondo. The terms of Mr. Vizcarrondo’s employment agreement provide for, among other things, (1) an annual base salary of $190,000; and (2) an annual bonus with a target of up to 70% of Mr. Vizcarrondo’s annual base salary, consisting of a bonus of 30% of base salary contingent on EVERTEC’s attainment of our annual budget as established by our board of directors and a bonus of 40% of base salary contingent on the achievement of qualitative and quantitative performance goals established by our board of directors. Mr. Vizcarrondo is eligible to participate in our retirement and other employee benefit plans and policies that we make generally available to our other executives, except severance plans or policies, and is entitled to directors and officers insurance coverage.

On February 22, 2012, the Company and Mr. Vizcarrondo entered into an amendment to his employment agreement pursuant to which (i) Mr. Vizcarrondo was promoted to Executive Vice President of EVERTEC, (ii) his annual base salary was increased to $235,000, and (iii) his annual bonus target increased to up to 75% of Mr. Vizcarrondo’s annual base salary, consisting of a bonus of 30% of base salary contingent on EVERTEC’s attainment of our annual budget as established by our board of directors and a bonus of 45% of base salary contingent on the achievement of qualitative and quantitative performance goals established by our board of directors.

Luis O. Abreu. In connection with Mr. Abreu’s retirement from the position of CFO, effective August 1, 2011, Mr. Abreu and EVERTEC entered into an amendment to his existing Employment Agreement to (i) define the termination date as December 1, 2011, (ii) clarify that the appointment of a successor to the position of Chief Financial Officer does not constitute “Good Reason” under the Abreu Employment Agreement, (iii) clarify Mr. Abreu’s transition role, (iv) terminate that certain Option Agreement, dated as of February 11, 2011, between Mr. Abreu and Holdings and (v) set forth the terms pursuant to which Mr. Abreu surrendered his 16,500 shares of non-voting common stock of Holdings back to Holdings. In connection with his retirement on December 1, 2011, and subject to his execution of a release of claims at that time, Mr. Abreu received a severance payment of $327,462 less applicable withholding taxes.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards for our NEOs as of December 31, 2011.

	Option awards					Stock awards
Name executive officers	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable(2)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (3)	Market value of shares or units of stock that have not vested ($)		Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Félix M. Villamil	—	584,320	—	$10.00	September 30, 2020	63,058	$1,076,400	(4)	—	—
Juan J. Román	—	195,000	—	10.00	June 30, 2021	—	—		—	—
Carlos J. Ramírez	—	233,728	—	10.00	September 30, 2020	—	—		—	—
Luis G. Alvarado	—	175,296	—	10.00	September 30, 2020	—	—		—	—
Miguel Vizcarrondo	—	175,296	—	10.00	September 30, 2020	—	—		—	—
Former officer
Luis O. Abreu(1)	—	—	—	—	—	—	—		—	—

(1)	Stock options granted to Mr. Abreu during 2011 were forfeited at year end.

(2)

Includes unexercisable options related to the three tranches: (i) Tranche A options that will vest in five equal installments on September 30 of each year until September 30, 2015; (ii) Tranche B options that will vest at such time as the IRR equals or exceeds 25% based on cash proceeds received by the Investor, and (iii) Tranche C options that vest at such time as the IRR equals or exceeds 30% provided, that, the participant is then employed by us or an affiliate. During 2011, for Tranche B and C the Company did not recognize share-based compensation expense as vesting was not considered probable. As of December 31, 2011, Messrs. Villamil, Ramirez, Alvarado and Vizcarrondo had become vested in 38,955, 15,582, 11,686 and 11,686 Tranche A options respectively. However, these options will remain unexercisable until the occurrence of a change of control or an initial public offering of EVERTEC.

(3)	Restricted shares of Holdings’s Class B Non-Voting Common Stock will vest in bi-weekly equal installments beginning on March 2011 until February 2015.
(4)

There is not an active market value for the Holdings’s Class B Non-Voting Common Stock, therefore a $17.07 value per share was established at December 31, 2011 and could be representative of the market value.

Option Exercises and Stock Vested

No stock options were exercised by our NEOs for the year ended December 31, 2011. Stock awards vested for the year ended December 31, 2011 are as follow:

	Option awards		Stock awards
Name executive officers	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)

Félix M. Villamil	—	—	16,942	$169,420

Juan J. Román	—	—	—	—

Carlos J. Ramírez	—	—	—	—

Luis G. Alvarado	—	—	—	—

Miguel Vizcarrondo	—	—	—	—

Pension Benefits and Nonqualified Deferred Compensation

We do not provide defined benefit pension benefits or non-qualified deferred compensation.

Potential Payments upon Termination or Change in Control

We do not have change-in-control agreements with our NEOs. Nevertheless, our NEO’s stock option agreements provide that in the event of a change in control of EVERTEC, any Tranche A options that have not become vested at the time of such change in control shall become vested on the first anniversary of such change in control. Also, in the event the NEO’s employment with the Company is terminated by the Company without “cause” (as defined below) or by the NEO for “good reason” (as defined below) prior to such first anniversary date, such Tranche A options shall automatically become vested prior to the date of such termination. For purposes of the NEO’s stock option agreement, a “change-in-control” is deemed to occur upon (1) the consummation of a sale of Holdings; or (2) any transaction or series of related transactions in which Apollo Investment Fund VII, L.P., or any other investment fund or vehicle managed by Apollo Investment Fund VII, L.P. or any of its affiliates, successors or assigns, sells at least 50% of the common shares of Holdings directly or indirectly acquired by it, and at least 50% of the aggregate of all investments in shares of any Holdings capital stock made by such Apollo entity on or after September 30, 2010, but excluding any common shares purchased on any securities exchange or national market system after an initial public offering or any investment originally made in a person other than Holdings or one of its subsidiaries. However, any acquisition by Apollo Investment Fund VII, L.P., or any other investment fund or vehicle managed by Apollo Investment Fund VII, L.P. or any of its affiliates, successors or assigns, or by Popular, Holdings, or any affiliate of any of them, will not be deemed to result in a change in control.

Potential Payments Upon Termination of Employment

In connection with Mr. Villamil’s transition from President and Chief Executive Officer to Vice Chairman of the Board, effective as of February 22, 2012, EVERTEC and Mr. Villamil entered into the Villamil Modification Agreement, which is summarized above under “CEO Compensation.” Pursuant to the terms of the Villamil Modification Agreement, upon a termination of his employment for any reason, Mr. Villamil would only be entitled to receive any earned but unpaid base salary.

Upon termination of employment for any reason, including death or disability, each of Messrs. Román, Ramírez, Vizcarrondo and Alvarado would be entitled to receive his accrued but unpaid salary, any unpaid bonus earned for any fiscal year ended before the date of termination, and unpaid expense reimbursements, and any vested payments or benefits to which he may be entitled under our benefit plans or applicable law. We refer to the NEOs entitlements in the preceding sentence collectively as our “Accrued Obligations.”

Upon termination by us without “cause” or resignation for “good reason” (both as defined below), in addition to the Accrued Obligations, Messrs. Román, Ramírez, Vizcarrondo and Alvarado would be entitled to receive a lump sum severance payment pursuant to Puerto Rico’s Law 80 severance formula in force at signage date. Upon termination by us without “cause” (as defined below) or resignation for “good reason” (as defined below), in addition to the Accrued Obligations, Mr. Román would be entitled to receive a lump sum severance payment equal to one year’s base salary.

If Mr. Román, Ramírez, Vizcarrondo or Alvarado were terminated by us without cause or he resigned for good reason after September 30 of any year, he would also be entitled to receive a prorated amount of his annual bonus for that year based on the number of days elapsed, referred to as a “Prorated Bonus.” If employment were terminated due to our non-extension of the employment agreement, the executive would be entitled to receive the Accrued Obligations, his Prorated Bonus, and a continuation of his base salary for six months. The executive would be required to sign a separation agreement and general release of claims against us and our affiliates as a condition to his entitlement to receive any severance payment or salary continuation from us under his employment agreement.

Messrs. Román’s, Ramírez’s, Vizcarrondo’s and Alvarado’s employment agreements also would restrict them from (i) competing with us for twelve months following termination, (ii) soliciting any of our employees, customers or other business relations for twelve months following termination, and (iii) disparaging us at any time following termination.

The NEO employment agreements define “cause” as any of the following:

•	commission of a felony or a crime of moral turpitude;

•	engaging in conduct that constitutes fraud or embezzlement;

•	engaging in conduct that constitutes gross negligence or willful gross misconduct that results or could reasonably be expected to result in harm to our business or reputation;

•

breach of any material terms of employment, including the NEO’s employment agreement, which results or could reasonably be expected to result in harm to our business or reputation, if not cured (if curable) by the NEO within 15 days following his receipt of written notice from us; or

•	continued willful failure to substantially perform the duties of his position, if not cured (if curable) by the executive within 15 days following the receipt of written notice from us.

For purposes of his employment agreement the NEO would have “good reason” to terminate his employment if, without written consent, any of the following events occurred that are not cured by us within 30 days of written notice specifying the occurrence of such event, which notice must be given by the NEO to us within 30 days following his knowledge of the occurrence of the good reason event:

•	a material failure by us to fulfill our obligations under the employment agreement;

•	a material and adverse change to, or a material reduction of, the NEO’s duties and responsibilities to us;

•

a material reduction in the NEO’s base salary and target annual bonus (not including any reduction related to a broader compensation reduction that is not limited to the NEO specifically and that is no more than 10% in the aggregate);

•	the relocation of the NEO’s primary office to a location more than 25 miles from the prior location that materially increases his commute to work; or

•	the failure of any successor to all or substantially all of EVERTEC’s assets to assume the NEO’s employment agreement.

Regardless of the circumstances pursuant to which NEOs terminate their employment with us, they are entitled to receive certain amounts earned during their employment.

The following table sets forth the compensation that each NEO would have been entitled to receive upon termination of employment, assuming termination of employment as of December 31, 2011.

Name and position	Severance payment	Other cash payments(2)	Accelerated vesting of outstanding restricted stock awards ($)	Accelerated vesting of outstanding option awards ($)(3)

Félix M. Villamil
President and CEO
Resignation without good reason/Termination with cause	$—	$—	$—	$—
Resignation with good reason/Termination without cause(1)	855,769	845,000	1,076,400	—
Death or disability(2)	—	525,000	1,076,400	—
Change in control	—	—	—	—

Juan J. Román
Executive Vice President and CFO
Resignation without good reason/Termination with cause	—	—	—	—
Resignation with good reason/Termination without cause(1)	375,000	109,375	—	—
Death or disability	—	—	—	—
Change in control	—	—	—	—

Carlos J. Ramírez
Executive Vice President,
Head of Sales and Business Development
Resignation without good reason/Termination with cause	—	—	—	—
Resignation with good reason/Termination without cause(1)	497,115	150,400	—	—
Death or disability	—	—	—	—
Change in control	—	—	—	—

Luis G. Alvarado
Senior Vice President,
Head of Sales for Latin America
Resignation without good reason/Termination with cause	—	—	—	—
Resignation with good reason/Termination without cause(1)	149,808	101,650	—	—
Death or disability	—	—	—	—
Change in control	—	—	—	—

Miguel Vizcarrondo
Senior Vice President,
Merchant Acquiring Business
Resignation without good reason/Termination with cause	—	—	—	—
Resignation with good reason/Termination without cause(1)	259,423	121,600	—	—
Death or disability	—	—	—	—
Change in control	—	—	—	—

(1)

Mr. Villamil’s employment was modified as of February 22, 2012. Pursuant to the terms of his employment agreement as in effect at December 31, 2011, Mr. Villamil would have received a severance payment calculated under Puerto Rico’s Law 80, excluding for such purpose the value of restricted stock and retention bonuses granted under that agreement. In connection with his promotion to Vice Chairman of the Board, Mr. Villamil is no longer entitled to cash severance in the event that his service is terminated. Except with respect to Mr. Roman, severance payment amounts are calculated under Puerto Rico’s Law 80. Mr. Román’s severance is equal to one year’s base salary. Payment is part of the NEO’s employment contract.

(2)

Other cash payment amounts include the equivalent of the annual bonus that the NEO would have been entitled to receive in respect of 2011 based on the subsequent determination of our board of directors.

(3)

Subject to the NEO’s Stock Option Agreement, the unvested Tranche A options shall become vested under certain circumstances as described above in the narrative “Potential Payments upon Termination or Change in Control.”

Director Compensation in Fiscal Year 2011

The following table sets forth the compensation paid for the year ended December 31, 2011 to our directors for their service.

Name	Fees earned or paid in cash ($)(1)	Stock awards	Option awards(2)	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
Mark E. Becker	$—	$—	$—	$—	$—	$—	$—
Jorge Junquera	—	—	—	—	—	—	—
Nathaniel J. Lipman	51,000	—	16,100	—	—	—	67,100
Matthew H. Nord	—	—	—	—	—	—	—
Richard L. Carrión Rexach	—	—	—	—	—	—	—
Néstor O. Rivera	—	—	—	—	—	—	—
Scott I. Ross	—	—	—	—	—	—	—
Thomas M. White	38,750	—	140,400	—	—	—	179,150

(1)	Directors’ fees paid during 2011.
(2)

On April 5, 2011, Holdings entered into stock option agreements with Messrs. Lipman and White, whereby options were granted to purchase shares of Holdings Class B Non-Voting Common Stock. The amount of option awards included in the compensation table above is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For additional information, see Note 16 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2011, compensation-related decisions with respect to our NEOs were made by the EVERTEC and Holdings boards of directors, the members of which include Messrs. Becker, Rivera and Ross, each of whom is a principal and officer of certain affiliates of Apollo, which acquired an approximately 51% indirect ownership interest in us as part of the Merger. Other than Mr. Villamil, who served as our President and CEO until February 22, 2012, none of our directors has ever been one of our officers or employees. During 2011 none of our directors had any relationship that requires disclosure in this Annual Report on Form 10-K as a transaction with a related person. During 2011, none of our executive officers served as a member of the compensation committee of another entity, any of whose executive officers served on our board of directors, and none of our executive officers served as a director of another entity, any of whose executive officers served on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our issued and outstanding voting common stock is owned by Holdings.

Pursuant to Holdings’ amended and restated certificate of incorporation, Holdings has two classes of common stock, Class A Common Stock, which has voting rights and Class B Non-Voting Common Stock, which does not have voting rights, each with a par value of $0.01 per share. The following table sets forth information regarding the beneficial ownership of the common stock of Holdings as of March 23, 2012, by (1) each person known by us to beneficially own more than 5% of the Class A Common Stock of Holdings, (2) each of our named executive officers, (3) each member of our board of directors and (4) all of our executive officers and members of our board of directors as a group. As of March 23, 2012, there were 36,406,516 shares of common stock of Holdings outstanding, consisting of 36,033,124 shares of Class A Common Stock and 373,392 shares of Class B Non-Voting Common Stock.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock of Holdings shown as beneficially owned by them.

	Shares beneficially owned
Name of benefitial owner	Shares	Percent of class

Class A Common Stock
Apollo Management Holdings L.P. (1)	18,376,893	51%
Popular, Inc. (2)	17,656,231	49%

Class B Non-Voting Common Stock
Peter Harrington(3)	29,292	7.84%
Juan J. Román (4)	15,000	4.02%
Carlos Ramírez (5)	18,500	4.95%
Luis G. Alvarado (6)	27,300	7.31%
Miguel Vizcarrondo (7)	13,400	3.59%
Félix M. Villamil (8)	80,000	21.43%

Marc E. Becker (9)	—	—
Jorge Junquera (11)	—	—
Nathaniel J. Lipman (10)	—	—
Matthew H. Nord (9)	—	—
Richard L. Carrión Rexach (11)	—	—
Néstor O. Rivera (11)	—	—
Scott I. Ross (9)	—	—
Thomas M. White (12)	25,000	6.70%
Directors and executive officers as a group (16 persons)	229,992	61.60%

(1)

Represents 18,376,893 shares of Class A Common Stock owned of record by AP Carib. AIF VII Euro Holdings, L.P. (“Euro Holdings”) is the sole shareholder of AP Carib. Apollo Management VII, L.P. (“Management VII”) is the sole director of AP Carib and the manager of Euro Holdings. AIF VII Management, LLC (“AIF VII”) is the general partner of Management VII. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VII, and Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP, and Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Apollo Advisors VII (EH), L.P. (“Advisors VII (EH)”) is the general partner of Euro Holdings and Apollo Advisors VII (EH-GP) Ltd. (“Advisors VII (EH-GP)”) is the general partner of Advisors VII (EH). Apollo Principal Holdings III, L.P. (“Principal III”) is the sole shareholder of Advisors VII (EH-GP) and Apollo Principal Holdings III GP, Ltd. (“Principal III GP”) is the general partner of Principal III.

AP Carib, Euro Holdings, Management VII, AIF VII, Apollo Management, Management GP, Management Holdings, Management Holdings GP, Advisors VII (EH), Advisors VII (EH-GP), Principal III and Principal III GP (collectively, the “Apollo Entities”) are all affiliates of Apollo. Each of the Apollo Entities disclaim beneficial ownership of all shares of the Class A Common Stock or our common stock held of record or beneficially owned by any of the Apollo Entities, except to the extent of any pecuniary interest therein. The address of each of AP Carib, Euro Holdings, Advisors VII (EH), Advisors VII (EH-GP), Principal III and Principal III GP is c/o Walkers Corporate Services Limited, P.O. Box 908-GT, Walker House, 87 Mary Street, George Town, Grand Cayman, KY1-9005. The address of each of Management VII, AIF VII, Apollo Management, Management GP, Management Holdings and Management Holdings GP is c/o Apollo Management, L.P., 9 West 57th St., 43rd Floor, New York, New York 10019.

(2)

Represents 17,656,231 shares of Class A Common Stock owned of record by Popular. Popular disclaims beneficial ownership of all shares of our common stock held of record or beneficially owned by it except to the extent of its pecuniary interest therein. The address of Popular is 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico 00918.

(3)

Includes 14,646 of restricted Class B Non-Voting Common Stock which are subject to forfeiture. Does not include 350,000 shares of Class B Non-Voting Common Stock issuable upon the exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting.

(4)	Does not include 195,000 shares of Class B Non-Voting Common Stock issuable upon the exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting.
(5)

Does not include 233,728 shares of Class B Non-Voting Common Stock issuable upon the exercise of Tranche A, Tranche B and Tranche C options, of which 218,146 remain subject to vesting and none of which are exercisable until the occurrence of certain triggering events.

(6)

Does not include 175,296 shares of Class B Non-Voting Common Stock issuable upon the exercise of Tranche A, Tranche B and Tranche C options, of which 163,610 remain subject to vesting and none of which are exercisable until the occurrence of certain triggering events.

(7)

Does not include 185,296 shares of Class B Non-Voting Common Stock issuable upon the exercise of Tranche A, Tranche B and Tranche C options, of which 173,610 remain subject to vesting and none of which are exercisable until the occurrence of certain triggering events.

(8)

Consists of 80,000 shares of restricted Class B Non-Voting Common Stock which are subject to forfeiture. Does not include 77,910 shares of Class B Non-Voting Common Stock issuable upon the exercise of Tranche A options, of which 38,955 remain subject to vesting and none of which are exercisable until the occurrence of certain triggering events.

(9)

Messrs. Becker, Nord and Ross are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Becker, Nord and Ross, may be deemed to be the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.

(10)	Does not include 5,000 shares of Class B Non-Voting Common Stock issuable upon the exercise of options that remain subject to vesting.
(11)

Messrs. Junquera, Carrión and Rivera are each officers and/or directors of Popular. Although each of Messrs. Junquera, Carrión and Rivera may be deemed to be the beneficial owner of shares beneficially owned by Popular, each of them disclaims beneficial ownership of any such shares.

(12)

Consists of 25,000 of Class B Non-Voting Common Stock held by Thomas M. White 2006 Trust, over which Mr. White has voting and investment power. Does not include 45,000 shares of Class B Non-Voting Common Stock issuable upon the exercise of options held by Thomas M. White 2006 Trust that remain subject to vesting.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 30, 2010, the Holdings board of directors adopted the Equity Incentive Plan. Holdings reserved 2,921,604 shares of its Class B Non-Voting Common Stock for issuance upon exercise and grants of stock options, restricted stock and other equity awards under the Equity Incentive Plan.

For additional discussion of our equity compensation, including the Equity Incentive Plan, see “Item 11. Executive Compensation” and Note 16 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual Report on Form 10-K.

The table below summarizes the equity issuances under the Equity Incentive Plan as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weigthed-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaning available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders	2,774,274	(1)	$10.00	277,330

(1)	Includes 50,000 stock options and 80,000 shares of restricted stock that were not granted under the Equity Incentive Plan, but are subject to certain of terms of the Equity Incentive Plan.

Item 13. Certain Relationships and Related Party Transactions

Related Party Transactions in Connection with the Closing of the Merger

Merger Agreement

The following is a summary of certain provisions of the Merger Agreement. The description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the Merger Agreement, a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

Popular has agreed, subject to the limitations contained in the Merger Agreement, to indemnify AP Carib and its affiliates and certain related parties for breaches of representations, warranties and covenants made by Popular, as well as for certain other specified matters. AP Carib and EVERTEC have agreed, subject to the limitations contained in the Merger Agreement, to indemnify Popular and its affiliates and certain related parties for breaches of representations, warranties and covenants made by AP Carib and EVERTEC. Generally, the indemnification obligations of each party with respect to claims for breaches of representations and warranties (1) survive until April 1, 2012, subject to certain exceptions providing for longer or indefinite survival periods, (2) are not effective until the aggregate amount of losses suffered by the indemnified parties exceeds $5.0 million and (3) are limited to $100.0 million of recovery. In addition, EVERTEC has agreed, subject to the limitations contained in the Merger Agreement, to indemnify Popular and its affiliates and certain related parties for breaches of certain EVERTEC’s post-closing covenants, EVERTEC and its subsidiaries liabilities and certain losses arising from EVERTEC’s assets and employees.

In addition to the Merger Agreement the parties entered into of a number of ancillary agreements, including those described below.

Master Services Agreement

We historically provided various processing and information technology services to Popular and its subsidiaries pursuant to a master services agreement among us, Popular and certain of Popular’s subsidiaries.

At the closing of the Merger, we amended and restated the current master services agreement. Under the amended and restated master services agreement (the “Master Services Agreement”), Popular and Banco Popular agreed to, and caused their respective subsidiaries to, receive the services covered by the Master Services Agreement, including certain changes, modifications, enhancements or upgrades to such covered services, on an exclusive basis from us. In exchange for the services, Popular, Banco Popular and their respective subsidiaries initially pay amounts that are set forth in a price list incorporated into the current master services agreement, which is generally based on the historical pricing practices among the parties. The parties agreed to review the service fees on an ongoing basis and may change such fees upon mutual agreement. Following the second anniversary of the date of the Master Services Agreement, such service fees will be adjusted annually to reflect changes in the consumer price index, provided that any such fee adjustment may not exceed 5% per year.

In addition, Popular, Banco Popular and their respective subsidiaries agreed to grant us a right of first refusal to (1) provide our services to support Popular, Banco Popular and their respective subsidiaries’ implementation of any development, maintenance, enhancement or modification of any services provided by us under the Master Services Agreement; (2) create or offer certain new services or products that Popular, Banco Popular or one of their respective subsidiaries determine to offer to their customers or (3) provide certain core bank processing and credit card processing services that are currently provided by third parties to certain subsidiaries of Popular, if Popular and Banco Popular and their respective subsidiaries determine to extend or renew these services, which are currently provided by third parties. We agreed to grant Popular, Banco Popular and their respective subsidiaries a right of first refusal to purchase any new service or product created or developed by us internally or by a third party, unless the service or product was created or developed by, or at the specific request of, a client other than Popular, Banco Popular and their respective subsidiaries.

We agreed under the Master Services Agreement that we will not compete with Popular, Banco Popular and their respective subsidiaries in offering, providing or marketing certain payment processing services that are currently offered by Popular, Banco Popular and their respective subsidiaries to certain identified customers of Popular, Banco Popular and their respective subsidiaries. Popular, Banco Popular and their subsidiaries agreed not to hire or solicit any of our employees, subject to customary carve-outs. The Master Services Agreement also contained a non-circumvention covenant, which is intended to prohibit us on the one hand, and Popular, Banco Popular and their subsidiaries on the other hand, from engaging in certain actions designed or intended to divert customers from the other.

Except for cases of our gross negligence or willful misconduct, our liability for breach under the Master Services Agreement is limited to the amount paid for such services under the Master Services Agreement. Under certain circumstances, breaches with respect to certain services result only in service credits accruing to Popular, Banco Popular and their respective subsidiaries in lieu of the payment of monetary damages.

The Master Services Agreement provides for a 15 year term which commenced upon the closing of the Merger (subject to our option to extend such term by an additional three years upon a change of control of Popular or Banco Popular). After the initial term, the Master Services Agreement will renew automatically for successive 3 year periods, unless a party gives written notice of non-renewal to the other parties not less than 1 year prior to the relevant renewal date. The Master Services Agreement provides for termination by a party (1) for the other party’s breach of the agreement that results in a material adverse effect on the terminating party that continues for more than 90 days, (2) for a failure by the other party to pay any properly submitted invoice for a material amount in the aggregate that is undisputed for a period of more than 60 days, or (3) for a prohibited assignment of the Master Services Agreement by the other party. In addition, Popular and Banco Popular are permitted to terminate the Master Services Agreement up to 30 days following the occurrence of a change of control of EVERTEC, unless (1) the acquirer is identified to Popular and Banco Popular at least 30 business days prior to the proposed change of control, (2) neither the acquirer nor any of its affiliates is engaged, directly or indirectly, in the banking, securities, insurance or lending business, from which they derive aggregate annual revenues from Puerto Rico in excess of $50 million unless none of them has a physical presence in Puerto Rico that is used to conduct any such business, (3) we (or our successor, as applicable) will be solvent after the proposed change of control and (4) following the change of control, we (or our successor, as applicable) will be capable of providing the services under the Master Services Agreement at the level of service that is required under the Master Services Agreement.

We agreed to provide certain transition assistance to Popular, Banco Popular and their respective subsidiaries in connection with (1) the termination of the Master Services Agreement, (2) the termination of a particular service provided by us under the Master Services Agreement or (3) a release event under the Technology Agreement (as described below).

For the year ended December 31, 2011 and 2010, we recorded revenue of approximately $156.2 million and $146.2 million, respectively, from Popular, Banco Popular and their respective subsidiaries under the Master Services Agreement.

Technology Agreement

At the closing of the Merger, we and Popular entered into a Technology Agreement, pursuant to which we deposited certain proprietary software, technology and other assets into escrow. According to the Technology Agreement we must continue to make deposits on a semi-annual basis during the term of the Master Services Agreement and the term of any transition period under the Master Services Agreement. As specified in the Technology Agreement, Popular has the right and option, upon the occurrence of certain release events, to obtain the release of part, and upon the occurrence of other release events, all of the materials deposited into escrow. Upon the occurrence of any release event, Popular will also have the option to elect to exercise its rights under a license granted by us to Popular to use and otherwise exploit all or any part of the released materials for the term (perpetual or term-limited) specified by Popular. We and Popular will negotiate the fair market value of the rights elected by Popular upon the release of the escrow.

Popular is permitted to terminate the Technology Agreement up to 30 days following the occurrence a change of control of EVERTEC, unless the acquirer (1) is identified to Popular at least 30 business days prior to the proposed change of control, (2) neither the acquirer nor any of its affiliates is engaged, directly or indirectly, in the banking, securities, insurance or lending business, from which they derive aggregate annual revenues from Puerto Rico in excess of $50.0 million unless none of them has a physical presence in Puerto Rico that is used to conduct any such business, (3) EVERTEC (or its successor, as applicable) will be “solvent” (as that term is defined in the Technology Agreement) after the proposed change of control and (4) following the change of control, EVERTEC (or its successor, as applicable) will be capable of performing the obligations and duties of EVERTEC under the Technology Agreement.

ATH Network Participation Agreement

We historically gave Banco Popular access to the ATH network pursuant to an ATH network participation agreement between us and Banco Popular. At the closing of the Merger, we amended and restated the current ATH network participation agreement (as amended and restated, the “ATH Network Participation Agreement”). Under the ATH Network Participation Agreement, we (1) give Banco Popular access to the ATH network by providing various services, including by connecting Banco Popular’s ATMs to the ATH network, monitoring Banco Popular’s ATMs, agreeing to forward transactions from connected terminals to the participant of the ATH network and settling transactions among ATH network participants from all POS and ATM terminals on a daily basis (collectively, the “ATH Network Services”) and (2) grant to Banco Popular a non-exclusive, non-transferable, limited, royalty free license to use the ATH logo and the ATH word mark and any other trademarks or service marks used by us in connection with the ATH network (collectively, the “ATH Mark”) within the U.S. territories, Puerto Rico, and any other country where the ATH Mark is registered or subject to registration.

The ATH Network Participation Agreement provides for a 15 year term which commenced upon the closing of the Merger (subject to our option to extend such term by an additional three years upon a change of control of Banco Popular). After the initial term, the ATH Network Participation Agreement will renew automatically for successive 3 year periods, unless a party gives written notice to the other party not less than 1 year prior to the relevant renewal date. The ATH Network Participation Agreement provides for termination (1) by us if Banco Popular commits a material breach, which includes, but is not limited to (a) any activities or actions of Banco Popular which reflect adversely on our business reputation, any participant in the ATH network or the ATH network or (b) any breach of the license described above, (2) by Banco Popular, if we commit a breach or series of breaches that results in a material adverse effect on Banco Popular or (3) by either party (a) for a failure by the other party to pay any properly submitted invoice for a material amount in the aggregate that is undisputed for a period of more than 60 days, or (b) for a prohibited assignment of the ATH Network Participation Agreement by the other party. In addition, Banco Popular is permitted to terminate the ATH Network Participation Agreement up to 30 days following the occurrence a change of control of EVERTEC, unless (1) the acquirer is identified to Banco Popular at least 30 business days prior to the proposed change of control, (2) neither the acquirer nor any of its affiliates is engaged, directly or indirectly, in the banking, securities, insurance or lending business, from which they derive aggregate annual revenues from Puerto Rico in excess of $50.0 million unless none of them has a physical presence in Puerto Rico that is used to conduct any such business, (3) EVERTEC (or its successor, as applicable) will be “solvent” (as that term is defined in the Amended and Restated ATH Network Participation Agreement) after the proposed change of control and (4) following the change of control, EVERTEC (or its successor, as applicable) will be capable of performing the obligations and duties of EVERTEC under the ATH Network Participation Agreement.

Banco Popular also agreed to grant us a right of first refusal with respect to any development, maintenance or other technology project related to the ATH Network Services and will agree to exclusively use us to provide the ATH Network Services throughout the term of the ATH Network Participation Agreement.

For the year ended December 31, 2011 and 2010, we recorded revenue of approximately $13.6 million and $21.3 million, respectively, from Banco Popular under the ATH Network Participation Agreement.

ATH Support Agreement

We and Banco Popular entered into the ATH Support Agreement at the closing of the Merger pursuant to which Banco Popular agreed to support the ATH brand by (1) supporting, promoting and marketing the ATH network and brand and debit cards bearing the symbol of the ATH network, either exclusively or with the symbol of another credit card association and (2) issuing in each successive twelve month period at least a set minimum number of debit cards exclusively bearing the symbol of the ATH network (“ATH Debit Cards”). Banco Popular is not responsible for any failure to issue at least the required minimum number of ATH Debit Cards under the ATH Support Agreement during any twelve month period if as a result of factors outside of Banco Popular’s control there is a change in demand for debit cards (including a reduction in the demand for ATH Debit Cards ), an increase in demand for debit cards bearing the symbol of the ATH network and the symbol of another credit card association (“Dual Branded Debit Cards”) or the development of new payment technologies in the market that result in a decrease in demand for debit cards (including a reduction in demand for ATH Debit Cards). Banco Popular also agreed not to, and will not create incentives for its or its affiliates’ personnel to, promote, support or market (1) debit cards other than ATH Debit Cards or Dual Branded Debit Cards or (2) credit cards in a manner targeted to negatively impact the issuance of ATH Debit Cards and Dual Branded Debit Cards. The ATH Support Agreement terminates upon the earlier of 15 years after the date of the closing of the Merger or the termination of the Master Services Agreement.

Banco Popular agreed that, during the term of the ATH Support Agreement, it may not directly or indirectly enter into any agreement with another card association to issue Dual Branded Debit Cards without our prior written consent. Under the ATH Support Agreement, if Banco Popular desires to enter into such an agreement, it will consult with us and provide documentation and other support requested by us to demonstrate that Banco Popular’s entry into the agreement will have a direct economic benefit to us. We will then be required to make a good faith determination based on such documentation and support whether to consent to Banco Popular’s entry into the agreement.

Banco Popular is permitted to terminate the ATH Support Agreement up to 30 days following the occurrence of a change of control of EVERTEC, unless (1) the acquirer is identified to Banco Popular at least 30 business days prior to the proposed change of control, (2) neither the acquirer nor any of its affiliates is engaged, directly or indirectly, in the banking, securities, insurance or lending business, from which they derive aggregate annual revenues from Puerto Rico in excess of $50.0 million unless none of them has a physical presence in Puerto Rico that is used to conduct any such business, (3) EVERTEC (or its successor, as applicable) will be “solvent” (as that term is defined in the Amended and Restated ATH Support Agreement) after the proposed change of control and (4) following the change of control, EVERTEC (or its successor, as applicable) will be capable of performing the obligations and duties of EVERTEC under the ATH Support Agreement.

Independent Sales Organization Sponsorship and Service Agreement

At the closing of the Merger, we amended and restated an interim ISO Agreement previously entered into with Banco Popular (as amended and restated, the “ISO Agreement”). Under the ISO Agreement, Banco Popular sponsors us as an independent sales organization with respect to certain credit card associations and we provide various services including, among other things, the payment and transaction processing services to merchants (“Merchant Services”), the signing up and underwriting of merchants to accept such Merchant Services and the sale of various products related to the Merchant Services. This agreement also provides that the parties will establish the fees to be paid by EVERTEC to Banco Popular for the fraud monitoring services provided by Banco Popular. The term of the ISO Agreement will continue until December 31, 2025 and thereafter will be automatically renewed for successive three year periods unless written notice of non-renewal is given at least one year in advance by either party.

Pursuant to the ISO Agreement, Banco Popular is the acquiring member with respect to the credit card associations covered by the ISO Agreement for anyone in Puerto Rico, the U.S. Virgin Islands and the British Virgin Islands. However, if Banco Popular is unable (for any reason other than a merchants’ refusal to enter into a merchant agreement with Banco Popular through no fault of Banco Popular) or unwilling to act as the acquiring member for any merchant, we may enter into an agreement with another financial institution to serve as the sponsoring bank with respect to such person. However, in order to use another financial institution as the sponsoring bank with respect to any merchant, we must make a good faith determination that the provision of Merchant Services to the merchant does not pose an unreasonable financial, regulatory or reputational risk to us or Banco Popular.

Additionally, pursuant to the ISO Agreement, Banco Popular agreed to exclusively refer to us any merchant that inquires about, requests or otherwise evidences interest in the Merchant Services. Banco Popular will receive a referral fee for each merchant referred that subsequently agrees to receive Merchant Services from us. We also agreed under the ISO Agreement to refer to Banco Popular any merchant doing business in Puerto Rico, the U.S. Virgin Islands and the British Virgin Islands that inquires about, requests or otherwise evidences interest in banking services or products. Banco Popular also agreed to make monthly payments to EVERTEC as a means of subsidizing certain Merchant Services provided by EVERTEC on less than favorable terms in connection with two existing customer relationships that are favorable to Popular and its affiliates as a whole. These subsidies were historically reflected in an agreement between the Merchant Acquiring business and Banco Popular. The monthly payments with respect to one customer will continue until the earlier of February 29, 2012 and the date on which the underlying customer contract expires or is terminated. The monthly payments with respect to a second customer will continue until either Banco Popular or EVERTEC gives 30 days prior written notice to the other party of its desire to terminate the arrangement.

During the term of the ISO Agreement and for one year following the termination of the ISO Agreement for any reason, Banco Popular may not and may not cause any independent sales organization sponsored by Banco Popular to solicit any merchant receiving Merchant Services from us to receive such services instead from another independent sales organization. This non-solicitation restriction does not apply, however, to (1) any banking customer of Banco Popular to which we are unable or unwilling to provide Merchant Services and (2) to any merchant with respect to the solicitation by Banco Popular to provide banking services and products.

Banco Popular is permitted to terminate the ISO Agreement up to 30 days following the occurrence of a change of control of EVERTEC, unless (1) the acquirer is identified to Banco Popular at least 30 business days prior to the proposed change of control, (2) neither the acquirer nor any of its affiliates is engaged, directly or indirectly, in the banking, securities, insurance or lending business, from which they derive aggregate annual revenues from Puerto Rico in excess of $50.0 million unless none of them has a physical presence in Puerto Rico that is used to conduct any such business, (3) EVERTEC (or its successor, as applicable) will be “solvent” (as that term is defined in the ISO Agreement) after the proposed change of control and (4) following the change of control, EVERTEC (or its successor, as applicable) will be capable of performing the obligations and duties of EVERTEC under the ISO Agreement.

Cash Depot Subcontract

We provide certain cash depot services to depository institutions in Puerto Rico and the U.S. Virgin Islands (the “Cash Depot Services” on behalf of a certain quasi-government organization. We provide the Cash Depot Services as a subcontractor of Banco Popular pursuant to a subcontract between us and Banco Popular. Banco Popular holds the prime contract with the quasi-government organization (the “Cash Depot Agreement”).

The subcontract is effective for so long as the Cash Depot Agreement is in effect. Under the terms of the subcontract, either party may terminate the subcontract prior to the expiration of the subcontract by giving the other party advance notice. However, under the Merger Agreement, Popular agreed that until the termination of the ISO Agreement, the Master Services Agreement or the assignment of the Cash Depot Agreement, Popular will cause Banco Popular to not terminate the Cash Depot Agreement or take any action what would deprive us of the economic benefit that it derives from the Cash Depot Agreement.

In addition, the quasi-government organization that is a party to the Cash Depot Agreement may terminate the Cash Depot Agreement and thereby cause the termination of the subcontract upon the occurrence of certain triggering events, one of which is a material change in the ownership, management and/or operations of Banco Popular and/or EVERTEC. The quasi-government organization that is a party to the Cash Depot Agreement has agreed to waive the triggering event that would have arisen in connection with the Transactions.

For the year ended December 31, 2011 and 2010, we recorded revenue of approximately $1.4 million and $1.6 million, respectively, under this subcontract.

TicketPop Services Agreement

At the closing of the Merger, we amended an interim TicketPop Services Agreement previously entered into with Banco Popular (as amended, the “TicketPop Services Agreement”). Under the TicketPop Services Agreement, customers that purchase event tickets through the TicketPop internet-based ticket sales and processing that is operated by us are able to obtain printed tickets and make payment for such tickets from Banco Popular tellers and dispensing machines located at certain Banco Popular branches (“Outlet Services”). In addition, Banco Popular makes available its “Telebanco” call and phone assistance center to receive and attend to telephone calls related to TicketPop (“Call Center Services”).

The term of the TicketPop Services Agreement continues until five years following the closing of the Merger and thereafter will be automatically renewed for successive one year periods unless written notice of non-renewal is given at least 30 days in advance by either party. The TicketPop Services Agreement provides for termination by (1) us at any time upon giving at least 30 days advance written notice and (2) Banco Popular in the event we (a) commit a material breach of the TicketPop Services Agreement and fail to cure such breach and/or (b) fail to pay a material amount of undisputed invoiced amounts. In addition, Banco Popular is permitted to terminate the Ticketpop Services Agreement up to 30 days following the occurrence a change of control of EVERTEC, unless (1) the acquirer is identified to Banco Popular at least 30 business days prior to the proposed change of control, (2) neither the acquirer nor any of its affiliates is engaged, directly or indirectly, in the banking, securities, insurance or lending business, from which they derive aggregate annual revenues from Puerto Rico in excess of $50 million unless none of them has a physical presence in Puerto Rico that is used to conduct any such business, (3) EVERTEC (or its successor, as applicable) will be “solvent” (as that term is defined in the Ticketpop Services Agreement) after the proposed change of control and (4) following the change of control, EVERTEC (or its successor, as applicable) will be capable of performing the obligations and duties of EVERTEC under the Ticketpop Services Agreement.

On February 3, 2011, we notified Banco Popular of our intent to terminate the portion of the Ticketpop Services Agreement related to Outlet Services because on even date, we entered into a new agreement with an unaffiliated third party to provide these services.

For the year ended December 31, 2011 and 2010, we paid approximately $0.3 million and $0.4 million, respectively, to Banco Popular under the TicketPop Services Agreement.

Transition Services Agreement

In connection with the Merger, we entered into a transition services agreement with Popular pursuant to which Popular, or an affiliate of Popular, provides certain services to us for different periods of time generally not exceeding 12 months from the closing of the Merger. These services include access and use of SAP and Hyperion systems and other information technology services, access to the employee activity center in the Cupey Center, payroll accounting and processing, comptroller function services. Some of the services were historically provided by third-party vendors who have agreed to continue to provide such services for the duration of the transition. Popular agreed to use its reasonable best efforts to obtain consents of such third-party vendors to provide such services for the agreed-upon duration, or obtain substantially similar services from other sources on substantially similar terms and conditions. Popular bears the cost of obtaining such consents. Popular also provides certain transition support to us in connection with the termination of the transition services agreement. For the years ended December 31, 2011 and 2010, we paid $0.2 million and $78,124, respectively, to Popular under the Transition Services Agreement.

Stockholder Agreement

In connection with the Merger, Holdings entered into a Stockholder Agreement with Popular, AP Carib and the other stockholders of Holdings which, among other things, set forth certain rights and restrictions with respect to the common stock of Holdings.

Director Nomination Rights

The board of directors of Holdings is comprised of five directors nominated by AP Carib, three directors nominated by Popular and a management director. On February 22, 2012, Holdings, AP Carib and Popular amended the Stockholders Agreement to provide that Felix Villamil shall be the management director for so long as he holds the position of Vice Chairman of the Board, after which time the individual holding the office of chief executive officer of EVERTEC will be the management director. Except as described below, AP Carib will have the right to nominate five members and Popular will have the right to nominate three members of the board of directors of Holdings, in each case for so long as AP Carib or Popular, as the case may be, beneficially owns, together with its affiliates, 25% or more of the then outstanding common stock of Holdings. In addition, for so long as AP Carib or Popular, as the case may be, beneficially owns, together with its affiliates, 10% or more and less than 25% of the then outstanding common stock of Holdings, it will have the right to nominate two members of the board of directors of Holdings (the “10% board right”). Similarly, for so long as AP Carib or Popular, as the case may be, beneficially owns, together with its affiliates, 5% or more and less than 10% of the then outstanding common stock of Holdings, it will have the right to nominate two members of the board of directors of Holdings (the “5% board right”).

Notwithstanding the foregoing, if at any time Popular beneficially owns, together with its affiliates, common stock of Holdings representing 10% more than the amount of common stock of Holdings beneficially owned by AP Carib and its affiliates at such time (the “first board trigger date”), each of AP Carib and Popular will have the right to nominate four members of the board of directors of Holdings, in each case for so long as it beneficially owns, together with its affiliates, 25% or more of the then outstanding common stock of Holdings. Furthermore, on the second anniversary of the first board trigger date (or, if the first board trigger date occurs prior to the initial public offering of Holdings and if Popular and its affiliates beneficially own common stock of Holdings representing at least 10% more than the amount of common stock of Holdings beneficially owned by AP Carib and its affiliates prior to such initial public offering, the second anniversary of such initial public offering of Holdings, if earlier), Popular will have the right to nominate five members and AP Carib will have the right to nominate three members of the board of directors of Holdings, in each case for so long as it beneficially owns, together with its affiliates, 25% or more of the then outstanding common stock of Holdings. If at any time following the first board trigger date AP Carib beneficially owns, together with its affiliates, more common stock of Holdings than the amount of common stock of Holdings beneficially owned by Popular and its affiliates at such time, the director nomination rights will be as set forth in the immediately preceding paragraph.

Except for certain exceptions described in the Stockholder Agreement, directors may only by removed and replaced by the stockholder having the right to nominate such director. The Stockholder Agreement also provides that Holdings will at all times cause the board of directors of EVERTEC to be comprised of the same individuals as the board of directors of Holdings.

Additional Stockholder Rights

Each of AP Carib and Popular has the right, for so long as it holds 20% or more of the outstanding common stock of Holdings, to approve certain corporate actions before Holdings may take such actions. Among the corporate actions requiring AP Carib’s and Popular’s prior approval are: (1) amending the organizational documents of Holdings or any of its subsidiaries; (2) issuing equity of Holdings or any of its subsidiaries, subject to certain exceptions; (3) acquiring or disposing of significant assets; (4) incurring debt for borrowed money under certain circumstances; (5) entering into or amending certain significant contracts; (6) entering into certain related party transactions; (7) materially changing the terms and conditions of the management long-term compensation plan; (8) causing an initial public offering of Holdings or any of its subsidiaries prior to the second anniversary of the date of the Stockholder Agreement; and (9) causing a change of control of Holdings prior to 30 months after the date of the Stockholder Agreement. These consent rights described in this paragraph may be assigned to a complete rights transferee (as defined below).

In addition, each of AP Carib and Popular has the right, for so long as it beneficially owns, together with its affiliates, 10% or more of the then outstanding common stock of Holdings, to approve (i) any issuance of preferred stock of Holdings or any of its subsidiaries and (ii) any transfer of equity in EVERTEC, in each case subject to certain exceptions.

The Stockholder Agreement also grants AP Carib, Popular and certain of their transferees preemptive rights if Holdings proposes to issue any equity securities or debt securities or incur any indebtedness, in each case subject to certain exceptions. AP Carib, Popular and certain of their transferees are also entitled to information rights and inspection rights, in each case for so long as it satisfies certain ownership thresholds set forth in the Stockholder Agreement.

In addition, the Stockholder Agreement grants certain demand registration rights to AP Carib, Popular and certain of their transferees and piggyback registration rights to each stockholder, subject to customary cutbacks. Under the Stockholder Agreement, Holdings will agree to assume certain fees and expenses associated with registration. The Stockholder Agreement contains customary provisions with respect to registration proceedings, underwritten offerings, and indemnity and contribution rights.

Transfer Restrictions

Except with respect to certain permitted transfers, holders of the common stock of Holdings must comply with certain transfer restrictions set forth in the Stockholder Agreement, including (1) a period of up to 30 months during which shares cannot be transferred; (2) a prohibition on transferring shares to any person engaged, directly or indirectly, in the banking, securities, insurance or lending business from which they derive aggregate annual revenues in Puerto Rico in excess of $50.0 million (unless such transfer has been approved by AP Carib, Popular and certain of their transferees); (3) a right of first offer in favor of each stockholder that holds 5.0% or more of the outstanding common stock of Holdings; (4) tag-along rights in favor of all holders in connection with certain sales; and (5) a drag-along right in favor AP Carib.

Additional Restrictions

The Stockholder Agreement contains a covenant restricting Holdings and its subsidiaries from engaging in any business (including commencing operations in any country in which they do not currently operate), subject to certain exceptions, if such activity would reasonably require Popular or an affiliate of Popular to seek regulatory approval from, or provide notice to, any bank regulatory authority. This covenant will remain in effect for so long as the activities and investments of Holdings and its subsidiaries are subject to restrictions under the BHC Act because of Popular’s and/or its affiliates’ ownership of common stock of Holdings.

The Stockholder Agreement also provides that the adoption of any stockholder rights plan, rights agreement or other form of “poison pill” which is designed to or has the effect of making an acquisition of large holdings of the common stock of Holdings more difficult or expensive must be approved by a majority of the board of directors of Holdings and at least one director nominated by each of AP Carib and Popular (or certain of their respective transferees) in each case for so long as AP Carib or Popular, as the case may be (or certain of their respective transferees) beneficially owns, together with its affiliates, 5% or more of the outstanding common stock of Holdings.

Certain Provisions Particular to Management Holders

Holdings has the right to purchase all of the common stock of Holdings (and options and warrants exercisable for common stock of Holdings) beneficially owned by any stockholder of Holdings who is employed by or who serves as a consultant or director to Holdings or any of its subsidiaries upon such stockholder (1) ceasing to be employed by Holdings or any of its subsidiaries for any reason or (2) experiencing a bankruptcy event. Holdings must exercise this repurchase right within twelve months following the date on which such stockholder ceases to provide services to Holdings or its subsidiaries. Holdings may designate this repurchase right to AP Carib, Popular or any complete rights transferee.

On February 11, 2011, AP Carib and Popular amended the Stockholder Agreement to provide that each such stockholder is also subject to certain non-solicitation and non-competition restrictions which remain in effect until the stockholder ceases to be employed by Holdings or any of its subsidiaries.

Under the Stockholder Agreement, the restrictions described in the paragraph above do not apply to AP Carib, Popular or any of their respective affiliates.

Assignment of Rights

The rights granted to each of AP Carib and Popular under the Stockholder Agreement (including the director nomination rights, rights to consent to certain actions, tag-along rights, preemptive rights, registration rights, information rights and inspection rights described above) can be assigned in whole to any person to whom AP Carib or Popular, as the case may be, transfers 80% of more of the shares of common stock of Holdings held by it and its affiliates as of the date of the Stockholder Agreement (a “complete rights transferee”). Such complete rights transferee can in turn assign such rights to any person to whom it transfers 100% of the shares of common stock of Holdings acquired by it in connection with the assignment pursuant to which it became a complete rights transferee. In addition, subject to certain limitations set forth in the Stockholder Agreement, AP Carib, Popular and their respective complete rights transferees may assign the 10% board right, 5% board right and up to two long form demand registration rights to any person to whom AP Carib or Popular, as the case may be, transfers 20% of more of the shares of common stock of Holdings held by AP Carib or Popular as of the date of the Stockholder Agreement. Such transferee can in turn assign such rights to any person to whom it transfers 100% of the shares of common stock of Holdings acquired by it in connection with the assignment in part to pursuant to which it became a partial rights transferee. Such transferees are also entitled to certain other rights set forth in the Stockholder Agreement (including the tag-along rights, preemptive rights, registration rights, information rights and inspection rights described above) upon becoming a party thereto.

Amended Leases

In connection with the Merger, we and Banco Popular entered into the Third Amendment to the Master Lease Agreement governing the premises leased by us at the Cupey Center for use as its headquarters. As amended, the initial term of the lease expires on March 31, 2015, but can be renewed at our option for up to four additional five-year terms. The annual rent under the lease is approximately $5.3 million (including estimated operating expenses). We have a right of first refusal over substantially all of the leased premises in the event that Banco Popular desires to sell the property.

We and Banco Popular also entered into the Third Amendment to the Sublease Agreement governing the premises subleased by us at the Tres Monjitas property for use as a backup data site. The sublease expired on October 23, 2012. The annual rent under the sublease was approximately $0.4 million.

Consulting Agreements

In connection with the Merger, Holdings and EVERTEC entered into consulting agreements with each of Apollo and Popular (each, a “Holdings consultant”) pursuant to which Holdings and EVERTEC receive certain advisory services from each Holdings consultant. Each consulting agreement terminates on the earlier of (1) the twelfth anniversary of the date of the consulting agreement, (2) the time at which the applicable Holdings consultant and its affiliates beneficially own equity interests in both Holdings and EVERTEC, in each case in an aggregate amount less than 5% of the then outstanding equity interests of such entity and (3) such earlier date as is mutually agreed upon by Holdings, EVERTEC and the applicable Holdings consultant. As consideration for agreeing to render the services set forth in the consulting agreement, Holdings will pay (1) an annual fee to Apollo equal to the product of 0.51 multiplied by the greater of (a) $2.0 million and (b) 2% of the combined EBITDA of EVERTEC and its subsidiaries for the immediately preceding year, and (2) an annual fee to Popular equal to the product of 0.49 multiplied by the greater of (a) $2.0 million and (b) 2% of the combined EBITDA of EVERTEC and its subsidiaries for the immediately preceding year. In addition, upon the consummation of the Merger, Holdings paid an aggregate transaction fee of $18.0 million to the Holdings consultants, 51% of which is payable to Apollo and 49% of which is payable to Popular, which was the entire amount paid to the Holdings consultants for the year ended December 31, 2010. The consulting agreements also provide for reimbursement by Holdings of certain expenses of the Holdings consultants incurred in connection with the performance of the Holdings consultants obligations under the consulting agreements. For the year ended December 31, 2011, Holdings paid $2.0 million to Apollo and $1.2 million to Popular under the consulting agreements.

Venezuela Transition Services Agreement

In connection with the transfer of EVERTEC Venezuela and the assignment of all the assets and liabilities related to the EVERTEC Venezuela business, we entered into a transition services agreement with Popular and EVERTEC Venezuela (the “Venezuela Transition Services Agreement”) pursuant to which we will provide certain services to EVERTEC Venezuela for approximately 12 months from the closing of the Merger. These services include the operation of certain transaction authorization and credit card processing applications on behalf of EVERTEC Venezuela and certain information technology professional services, including maintenance services, relating to various accounting and back-office applications. Popular and EVERTEC Venezuela are responsible for obtaining any consents or licenses that we may need in order to provide the transition services. In addition, under the terms of the Venezuela Transition Services Agreement, we may terminate the agreement or cease providing any service if (1) upon a change of control of EVERTEC Venezuela, the acquirer, or resulting entity, is not reasonably acceptable to us or (2) EVERTEC Venezuela, Popular or any of their affiliates, (a) violate certain international trade laws or (b) engage in any conduct, or otherwise use the transition services in a manner that we reasonably believe would cause us, Holdings, any holder of any equity interest in Holdings or any of their affiliates to violate any applicable law or any agreement or undertaking to which EVERTEC, Holdings or any of their affiliates is a party or is bound. For the years ended December 31, 2011 and 2010, we were paid approximately $2.0 million and $0.5 million, respectively, by Popular, under the Venezuela Transition Services Agreement.

In June 2011, Popular determined that it would terminate the operations of the successor to EVERTEC Venezuela, Tarjetas y Transacciones en Red Tranred, C.A. (“Tranred”). In connection with such termination, Tranred assigned certain offshore service agreements with entities outside of Venezuela to EVERTEC and agreed to continue to provide certain services to EVERTEC to facilitate such assignments. In connection with the assignments, on July 1, 2011, EVERTEC, Tranred and Popular entered into an amendment of the Venezuela Transition Services Agreement.

Virgin Islands Services Agreement

We entered into a Virgin Islands Services Agreement whereby Banco Popular provides our Merchant Acquiring business with the services that are provided by the Virgin Islands employees that Banco Popular did not transfer to us under the Business Transfer Agreement. The term of the Virgin Islands Services Agreement continues until three years following the closing of the Merger and thereafter will be automatically renewed for successive one year periods unless written notice of non-renewal is given at least 30 days in advance by either party. The Virgin Islands Services Agreement provides for termination by (1) us at any time upon giving at least 30 days advance written notice and (2) Banco Popular in the event we fail to pay a material undisputed invoiced amounts. In addition, Banco Popular is permitted to terminate the Virgin Islands Services Agreement up to 30 days following the occurrence a change of control of EVERTEC, unless (1) the acquirer is identified to Banco Popular at least 30 business days prior to the proposed change of control, (2) neither the acquirer nor any of its affiliates is engaged, directly or indirectly, in the banking, securities, insurance or lending business, from which they derive aggregate annual revenues from Puerto Rico in excess of $50.0 million unless none of them has a physical presence in Puerto Rico that is used to conduct any such business, (3) EVERTEC (or its successor, as applicable) will be “solvent” (as that term is defined in the Virgin Islands Services Agreement) after the proposed change of control and (4) following the change of control, EVERTEC (or its successor, as applicable) will be capable of performing the obligations and duties of EVERTEC under the Virgin Islands Services Agreement. For the years ended December 31, 2011 and 2010, we paid approximately $0.5 million and $0.1 million, respectively, to Banco Popular under the Virgin Island Services Agreement.

Related Party Transactions After the Closing of the Merger

Director Arrangements

It is our board of director’s policy that any director who is not also an employee of either (i) us or any of our subsidiaries, (ii) Popular or (iii) Apollo will receive annual compensation in the amount of $45,000 payable in equal quarterly installments, plus $2,000 for each regular or special meeting of our board of directors or board committee that they attend in person, plus an additional $1,000 for each regular or special meeting of our board of directors or board committee that they attend by teleconference. In addition, on April 5, 2011, Thomas White and Nathaniel Lipman received options to purchase 45,000 and 5,000 shares, respectively, of Class B Non-Voting Common Stock of Holdings. The options issued to Messrs. Lipman and White were granted outside of the Plan. Mr. Lipman’s options will vest one year after the grant date as long as he is then providing services to us or our affiliates. Mr. White’s options are divided evenly among Tranche A options and Tranche B options. The Tranche A options will vest in equal installments on each of the first five anniversaries of the grant date and the Tranche B options will vest at such time as Apollo’s Internal Rate of Return (as defined in the Plan) equals or exceeds 20% based on cash proceeds received by Apollo, in each case as long as Mr. White is providing services to us or our affiliates at such time. Also on April 5, 2011, Mr. White entered into a subscription agreement to purchase 25,000 shares of Class B Non-Voting Common Stock of Holdings for a purchase price of $250,000.

CONTADO and Serfinsa

On May 17, 2010, Popular and its subsidiaries Banco Popular, PIBI and EVERTEC entered into an Agreement and Plan of Reorganization, dated as of May 17, 2010 and subsequently amended such agreement pursuant to the First Amendment to the Agreement and Plan of Reorganization, dated as of June 30, 2010 and the Second Amendment to the Agreement and Plan of Reorganization, dated as of September 15, 2010 (as amended, the “Master Reorganization Agreement”).

In accordance with the terms of the Master Reorganization Agreement and the Merger Agreement, PIBI and Popular are required to transfer (i) PIBI’s 53.97% equity interest in CONTADO, a merchant acquirer and ATM network in the Dominican Republic, and (ii) PIBI’s 31.11% equity interest in Serfinsa, an ATM network in El Salvador, to us, in each case subject to compliance with the applicable rights of first refusal.

The transfer by PIBI to Popular and the subsequent transfer by Popular to us of PIBI’s equity interests in CONTADO and Serfinsa were subject to compliance with certain rights of first refusal granted in favor of the other shareholders in those entities. Under the terms of the Master Reorganization Agreement, PIBI was required to promptly transfer to Popular and Popular is required immediately thereafter to transfer to us each of the aforementioned equity interests that are not transferred to the other shareholders pursuant to the rights of first refusal triggered by such proposed transactions after satisfying the requirements of such rights of first refusal. However, the Master Reorganization Agreement further provides that to the extent any such transfers are not completed by the closing of the Merger, PIBI and Popular would continue to pursue such transfer in accordance with the terms provided in the Merger Agreement.

On March 31, 2011, after a final agreement was reached between Popular and the other shareholders of CONTADO, (i) Popular transferred to EVERTEC 19.99% of the equity interest in CONTADO, (ii) Popular paid to EVERTEC $10.8 million, which represented 50% of the after tax proceeds received by Popular from the sale of the 33.98% equity interest not transferred to EVERTEC, and (iii) EVERTEC transferred to Popular $20.0 million held back at the closing of the Merger. On June 30, 2011, after a final agreement was reached between Popular and the other shareholders of Serfinsa, (i) Popular paid to EVERTEC $0.2 million, which represented 50% of the after tax proceeds received by Popular from the sale of the entire 31.11% equity interest not transferred to EVERTEC, and (ii) EVERTEC transferred to Popular $0.3 million held back at the closing of the Merger.

The Company uses the equity method of accounting to account for its 19.99% investment in CONTADO. The Company recognized $0.8 million as equity in CONTADO’s net income in the consolidated statement of income for the year ended December 31, 2011.

Settlement Agreement with Popular

On December 31, 2011, we entered into a settlement agreement (“Settlement Agreement”) with Popular in order to settle any claims among the parties related to the Closing Statement or the Working Capital True-Up Amount. In accordance with the Settlement Agreement, we made a one-time payment of $1.7 million to Popular. See Note 21 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to its written charter, our Audit Committee must review and, subject to certain exceptions, approve or recommend to our board of directors for approval, all related-party transactions, which include any related party transactions that we would be required to disclose pursuant to Item 404 of Regulation S-K promulgated by the SEC. For a discussion of the composition and responsibilities of our audit committee see “Item 10. Directors, Executive Officers and Corporate Governance—Board Composition—Audit Committee.” In determining whether to approve a related party transaction, the audit committee will consider a number of factors including whether the related party transaction complies with the restrictions set forth in our debt agreements and the Stockholder Agreement and is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties.

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange (“NYSE”) and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual for exception from the independence requirements related to the majority of our board of directors and for the independence requirements related to our Compensation Committee. Pursuant to section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee and nominating committee of such company be comprised solely of independent directors. At December 31, 2011, Apollo beneficially owns 51% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

Item 14. Principal Accounting Fees and Services

The following table presents the aggregated fees billed for professional services provided by PricewaterhouseCoopers LLP to EVERTEC for each of the periods presented below:

	Year ended December 31,
(Dollar amounts in thousands)	2011	2010

Audit fees	$1,192	$1,100
Audit-related fees	871	—
Tax fees	154	193
All other fees	1,506	814

	$3,723	$2,107

The audit committee pre-approves all services that are provided by the Company’s independent accountants.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of EVERTEC, Inc. together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Registered Public Accounting Firm

•	Consolidated Successor Balance Sheets as of December 31, 2011 and 2010

•

Consolidated (Successor) and Combined (Predecessor) Statements of Income and Comprehensive Income (Loss) for the year ended December 31, 2011, the three months ended December 31, 2010, the nine months ended September 30, 2010, and year ended December 31, 2009

•

Consolidated (Successor) and Combined (Predecessor) Statements of Changes in Stockholders’ Equity for the year ended December 31, 2011, the three months ended December 31, 2010, the nine months ended September 30, 2010, and year ended December 31, 2009

•

Consolidated (Successor) and Combined (Predecessor) Statements of Cash Flows for the year ended December 31, 2011, the three months ended December 31, 2010, the nine months ended September 30, 2010, and year ended December 31, 2009

•	Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are inapplicable, not required or the information has been disclosed elsewhere in the financial statements or notes thereto.

(3) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated June 30, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisitions, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on July 8, 2010, File No. 001-34084)

2.2	Amendment to the Agreement and Plan of Merger, dated August 5, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 2.2 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

2.3	Second Amendment to the Agreement and Plan of Merger, dated August 8, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on August 12, 2010, File No. 001-34084)

2.4	Third Amendment to the Agreement and Plan of Merger, dated September 15, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on September 21, 2010, File No. 001-34084)

2.5	Fourth Amendment to the Agreement and Plan of Merger, dated September 30, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on October 6, 2010, File No. 001-34084)

3.1	Articles of Incorporation of EVERTEC, Inc. (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

3.2	Bylaws of EVERTEC, Inc. (incorporated by reference to Exhibit 3.2 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

4.1	Indenture, dated as of September 30, 2010, among EVERTEC, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee. (incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

Exhibit No.	Description

4.2	Registration Rights Agreement, dated as of September 30, 2010, by and among EVERTEC, Inc., the guarantors party thereto and Banc of America Securities LLC, as representative of the initial purchasers. (incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

4.3	Form of 11% Senior Note due 2018 (included in the Indenture filed as Exhibit 4.1 to Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504).

10.1	Credit Agreement, dated as of September 30, 2010, among Carib Holdings, Inc., EVERTEC, Inc., the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent, swingline lender and L/C issuer (incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.2	Amendment No. 1, dated as of March 3, 2011, to Credit Agreement, dated as of September 30, 2010, among Carib Holdings, Inc., EVERTEC, Inc., the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent, swingline lender and L/C issuer (incorporated by reference to Exhibit 10.2 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.3	Guarantee Agreement dated as of September 30, 2010, by and among EVERTEC, Inc., the loan parties identified on the signature pages thereof and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.4	Collateral Agreement dated as of September 30, 2010, among Carib Holdings, Inc., EVERTEC, Inc., each subsidiary of EVERTEC, Inc. identified therein and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.4 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.5	Amended and Restated Master Service Agreement, dated as of September 30, 2010, among Popular, Inc. Banco Popular de Puerto Rico and EVERTEC, Inc. (incorporated by reference to Exhibit 99.3 of Popular, Inc.’s Current Report on Form 8-K filed on October 6, 2010, File No. 001-34084 ).

10.6	Technology Agreement, made and entered into as of September 30, 2010, by and between Popular, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K filed on October 6, 2010, File No. 001-34084)

10.7	Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC, Inc. (incorporated by reference to Exhibit 10.7 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.8	IP Purchase and Sale Agreement, dated June 30, 2010, by and Popular, Inc. (and Affiliates and Subsidiaries) and EVERTEC, Inc. (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K filed on July 8, 2010, File. No. 001-34084)

10.9	Consulting Agreement dated as of September 30, 2010, among Carib Holdings, Inc., EVERTEC, Inc. and Apollo Management VII, L.P. (incorporated by reference to Exhibit 10.9 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.10	Consulting Agreement dated as of September 30, 2010, among Carib Holdings, Inc., EVERTEC, Inc. and Popular, Inc. (incorporated by reference to Exhibit 10.10 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.11	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC, Inc. and Felix M. Villamil Pagani (incorporated by reference to Exhibit 10.11 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.12	Promissory Note and Forgivable Loan, Stock Pledge Agreement, dated as of September 29, 2010, between EVERTEC, Inc. and Félix M. Villamil (incorporated by reference to Exhibit 10.12 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

Exhibit No.	Description

10.13	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC, Inc. and Luis O. Abreu (incorporated by reference to Exhibit 10.13 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.14	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC, Inc. and Carlos J. Ramirez (incorporated by reference to Exhibit 10.14 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.15	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC, Inc. and Luis G. Alvarado (incorporated by reference to Exhibit 10.15 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.16	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC, Inc. and Jorge R. Hernandez (incorporated by reference to Exhibit 10.16 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.17	Carib Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.18	Form of Stock Option Grant for named executive officers and certain others under Carib Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.19	Carib Holdings, Inc. Stock Option Agreement, dated as of April 5, 2011, by and between Carib Holdings, Inc. and Nathaniel Lipman (incorporated by reference to Exhibit 10.19 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.20	Carib Holdings, Inc. Stock Option Agreement, dated as of April 5, 2011, by and between Carib Holdings, Inc. and Thomas M. White 2006 Trust (incorporated by reference to Exhibit 10.20 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.21	Subscription Agreement, dated as of April 5, 2011, by and between Carib Holdings, Inc. and Thomas M. White 2006 Trust (incorporated by reference to Exhibit 10.21 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.22	Subscription Agreement, dated as of February 11, 2011, by and between Carib Holdings, Inc. and Luis O. Abreu. This Agreement is one of six substantially identical subscription agreements and includes a schedule which identifies material details in which each agreement differs from the one that is filed herewith. (incorporated by reference to Exhibit 10.22 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.23	Agreement, dated as of June 29, 2011, by and among EVERTEC, Inc., Carib Holdings, Inc. and Luis O. Abreu and Ileana Gonzalez. (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 333-173504)

10.24	Employment Agreement, dated as of June 30, 2011, by and between EVERTEC, Inc. and Juan Jose Román-Jiménez. (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 333-173504)

10.25	Subscription Agreement, dated as of June 30, 2011, by and between Carib Holdings, Inc. and Juan Jose Román-Jiménez. (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 333-173504)

10.26	Stock Option Agreement, dated as of June 30, 2011, by and between Carib Holdings, Inc. and Juan Jose Román-Jiménez. (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 333-173504)

12.1*	Statement re Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of EVERTEC, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

Exhibit No.	Description

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U. S. C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U. S. C. Section 1350.

101.INS XBRL†	Instance Document.

101.SCH XBRL†	Taxonomy Extension Schema.

101.CAL XBRL†	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL†	Taxonomy Extension Definition Linkbase.

101.LAB XBRL†	Taxonomy Extension Label Linkbase.

101.PRE XBRL†	Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

EVERTEC, INC.

Date: March 27, 2012	By:	/s/ Peter Harrington
Peter Harrington
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Harrington	Chief Executive Officer (Principal Executive Officer)	March 27, 2012
Peter Harrington

/s/ Juan J. Román	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2012
Juan J. Román

/s/ Marc E. Becker	Chairman of the Board and Director	March 27, 2012
Marc E. Becker

/s/ Félix M. Villamil	Vice Chairman of the Board and Director	March 27, 2012
Félix M. Villamil

/s/ Jorge Junquera	Director	March 27, 2012
Jorge Junquera

/s/ Nathaniel J. Lipman	Director	March 27, 2012
Nathaniel J. Lipman

/s/ Matthew H. Nord	Director	March 27, 2012
Matthew H. Nord

/s/ Richard L. Carrión Rexach	Director	March 27, 2012
Richard L. Carrión Rexach

/s/ Néstor O. Rivera	Director	March 27, 2012
Néstor O. Rivera

/s/ Scott I. Ross	Director	March 27, 2012
Scott I. Ross

/s/ Thomas M. White	Director	March 27, 2012
Thomas M. White

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements

Reports of Independent Registered Public Accounting Firm	F-3

Consolidated Successor Balance Sheets as of December 31, 2011 and 2010	F-5

Consolidated (Successor) and Combined (Predecessor) Statements of Income and Comprehensive Income (Loss) for the year ended December 31, 2011, the three months ended December 31, 2010, the nine months ended September 30, 2010, and year ended December 31, 2009

F-6

Consolidated (Successor) and Combined (Predecessor) Statements of Changes in Stockholder’s Equity for the year ended December 31, 2011, the three months ended December 31, 2010, the nine months ended September 30, 2010, and year ended December 31, 2009

F-7

Consolidated (Successor) and Combined (Predecessor) Statements of Cash Flows for the year ended December 31, 2011, the three months ended December 31, 2010, the nine months ended September 30, 2010, and year ended December 31, 2009

F-8

Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements	F-9

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of EVERTEC, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2011 and 2010 and related consolidated statements of income and comprehensive income (loss), of changes in stockholder’s equity and of cash flows for the year ended December 31, 2011 and for the three months ended December 31, 2010, present fairly, in all material respects, the financial position of EVERTEC, Inc. and its subsidiaries (Successor) at December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 and for the three months ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Juan, Puerto Rico

March 27, 2012

CERTIFIED PUBLIC ACCOUNTANTS

(OF PUERTO RICO)

License No. 216 Expires Dec. 1, 2013

Stamp E16158 of the P.R. Society of

Certified Public Accountants has been

affixed to the file copy of this report

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of EVERTEC, Inc.

In our opinion, the accompanying combined statements of income and comprehensive income (loss), of changes in owner’s equity and of cash flows for the nine months ended September 30, 2010 and for the year ended December 31, 2009, present fairly, in all material respects, the results of operations and cash flows of EVERTEC Business Group (Predecessor) for the nine months ended September 30, 2010, and for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Juan, Puerto Rico

April 6, 2011

CERTIFIED PUBLIC ACCOUNTANTS

(OF PUERTO RICO)

License No. 216 Expires Dec. 1, 2013

Stamp E16159 of the P.R. Society of

Certified Public Accountants has been

affixed to the file copy of this report

EVERTEC, Inc. Consolidated (Successor) Balance Sheets

(Dollar amounts in thousands)

	December 31,
	2011	2010
Assets
Current Assets:
Cash	$53,523	$55,199
Restricted cash	5,288	6,100
Accounts receivable, net	60,930	62,228
Prepaid expenses and other assets	21,526	17,529

Total current assets	141,267	141,056
Investments in equity investees	12,267	—
Property and equipment, net	36,685	43,689
Goodwill	371,712	372,584
Other intangible assets, net	448,914	490,616
Other long-term assets	22,894	29,964

Total assets	$1,033,739	$1,077,909

Liabilities and stockholder’s equity
Current Liabilities:
Accrued liabilities	$29,581	$40,951
Accounts payable	21,786	17,707
Unearned income	900	316
Income tax payable	3,383	2,439
Current portion of long-term debt	—	3,550
Deferred tax liability, net	9,321	13,867

Total current liabilities	64,971	78,830
Long-term debt	523,833	558,623
Long-term deferred tax liability, net	91,431	112,885
Other long-term liabilities	449	2,228

Total liabilities	680,684	752,566

Commitments and contingencies (Note 22)
Stockholder’s equity
Preferred stock (Par value $1.00; 0.5 million shares authorized; none issued)	—	—
Common stock (Par value $1.00; 2.5 million shares authorized; 100 shares issued and outstanding)	—	—
Additional paid-in capital	326,367	325,483
Retained earnings	28,006	2
Accumulated other comprehensive loss, net of tax	(1,318)	(142)

Total stockholder’s equity	353,055	325,343

Total liabilities and stockholder’s equity	$1,033,739	$1,077,909

The accompanying notes are an integral part of these audited financial statements.

EVERTEC, Inc. Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Statements of Income and Comprehensive Income (Loss)

(Dollar amounts in thousands)

	Successor		Predecessor
	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2009
Revenues
Transaction processing (from affiliates: $27,323, $6,561, $17,364 and $22,388)	$85,691	$21,034	$56,777	$74,728

Merchant acquiring, net (from affiliates: $9,013, $2,120, $1,884 and $0)	61,997	14,789	39,761	48,744
Business solutions (from affiliates: $122,347, $31,459, $86,889 and $111,821)	173,434	46,586	118,482	152,827

Total revenues	321,122	82,409	215,020	276,299

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	155,377	41,839	113,246	150,070
Selling, general and administrative expenses	33,339	8,392	27,000	25,639
Depreciation and amortization	69,891	17,722	19,425	24,500

Total operating costs and expenses	258,607	67,953	159,671	200,209

Income from operations	62,515	14,456	55,349	76,090

Non-operating (expenses) income
Interest income	760	118	360	1,048
Interest expense	(50,957)	(13,436)	(70)	(91)
Earnings of equity method investments	833	—	2,270	3,508

Other (expenses) income:
Voluntary Retirement Program (“VRP”) expense	(14,529)	—	—	—
Other (expenses) income	(3,672)	(1,316)	2,276	7,942

	(18,201)	(1,316)	2,276	7,942

Total non-operating (expenses) income	(67,565)	(14,634)	4,836	12,407

(Loss) income before income taxes	(5,050)	(178)	60,185	88,497
Income tax (benefit) expense	(33,054)	(180)	23,017	30,659

Net income from continuing operations	28,004	2	37,168	57,838
Net income from discontinued operations	—	—	117	1,813

Net income	28,004	2	37,285	59,651

Other comprehensive (loss) income, net of tax
Unrealized (loss) gains on securities	—	—	(5)	1
Foreign currency translation adjustments	(1,176)	(142)	1,288	(355)

Total comprehensive income (loss)	$26,828	$(140)	$38,568	$59,297

The accompanying notes are an integral part of these audited financial statements.

EVERTEC, Inc. Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Statements of Changes in Stockholders’ (or Owner’s) Equity

(Dollar amounts in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid- in Capital	Owner’s Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder’s (or Owner’s) Equity

Predecessor

Balance at December 31, 2008				$228,468			$228,468
Dividends declared				(62,500)			(62,500)
Distributions to an affiliate				(13,790)			(13,790)
Net income				59,651			59,651
Other comprehensive loss				(354)			(354)

Balance at December 31, 2009				$211,475			$211,475

Capital contribution from Popular, Inc.				5,565			5,565
Dividends declared				(55,700)			(55,700)
Distributions to an affiliate				(8,040)			(8,040)
Net income				37,285			37,285
Other comprehensive income				1,283			1,283

Balance at September 30, 2010				$191,868			$191,868

Successor
Issuance of common stock	100	$—	$360,331	$—	$—	$—	$360,331
Payment of acquisition costs on behalf of Carib Holdings Inc.			(34,848)				(34,848)
Net income					2		2
Other comprehensive loss						(142)	(142)

Balance at December 31, 2010	100	$—	$325,483	$—	$2	$(142)	$325,343

Share-based compensation recognized			884				884
Net income					28,004		28,004
Other comprehensive loss, net of tax						(1,176)	(1,176)

Balance at December 31, 2011	100	$—	$326,367	$—	$28,006	$(1,318)	$353,055

The accompanying notes are an integral part of these audited financial statements.

EVERTEC, Inc. Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Statements of Cash Flows

(Dollar amounts in thousands)

	Successor		Predecessor
	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2009
Cash flows from operating activities from continuing operations
Net income	$28,004	$2	$37,285	$59,651
Net income from discontinued operations	—	—	117	1,813

Net income from continuing operations	28,004	2	37,168	57,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,891	17,722	19,425	24,500
Amortization of debt issue costs and accretion of discount	7,995	785	—	—
Provision (recovery) for doubtful accounts and sundry losses	1,005	89	(666)	1,427
Deferred tax (benefit) expense	(25,910)	(1,380)	2,806	(323)
Share-based compensation	884	—	—	—
Realized loss on derivative	1,399	—	—	—
Unrealized loss of indemnification assets	292	153	—	—
Amortization of a contract liability	(7,440)	(1,984)	—	—
Loss on disposition of property and equipment and other intangibles	122	—	—	—
Gain on sale of equity method investment	—	—	(2,276)	—
Gain on redemption of equity securities	—	—	—	(7,869)
Equity in earnings of investment	(833)	—	(2,270)	(3,508)
Dividend received from equity investment	1,467	—	68	2,195
Prepayment penalty related to debt refinancing	(3,387)	—	—	—
(Increase) decrease in assets:
Accounts receivable, net	3,704	(11,200)	(8,776)	4,320
Prepaid expenses and other assets	(7,409)	1,193	(3,613)	(6,115)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(1,977)	13,957	21,000	(6,125)
Income tax payable	944	(998)	1,427	(900)
Unearned income	584	(243)	(111)	99
Other long-term liabilities	—	—	(481)	(75)

Total adjustments	41,331	18,094	26,533	7,626

Net cash provided by operating activities from continuing operations	69,335	18,096	63,701	65,464

Cash flows from investing activities from continuing operations
Net decrease (increase) in restricted cash	812	(3,005)	581	(997)
Net decrease (increase) in short-term investments	—	559	9,431	(1,991)
Intangible assets acquired	(14,466)	(11,891)	(11,780)	(7,385)
Property and equipment acquired	(8,963)	(4,106)	(13,181)	(14,433)
Proceeds from sales and redemptions of equity securities	—	—	—	7,869
Proceeds from sales of property and equipment	114	—	—	—
Acquisition of an equity method investment	(9,244)	—	—	—
Proceeds from sale of equity method investment	—	—	7,509	—
Contingent consideration paid	—	—	(1,000)	(750)
Partial payment for acquisition of equity investee	—	(17,120)	—	—
Acquisition of predecessor	—	(461,035)	—	—
Net repayments on short-term loans due from affiliate	—	—	24,225	14,995
Cash delivered from sale of subsidiary	—	—	368	—

Net cash (used in) provided by investing activities from continuing operations	(31,747)	(496,598)	16,153	(2,692)

Cash flows from financing activities from continuing operations
Proceeds from issuance of long-term debt	—	557,350	—	—
Debt issuance costs	—	(16,472)	(643)	—

Repayment and repurchase of long-term debt and other liabilities	(39,264)	(888)	(1,413)	(1,420)
Net distributions to parent company	—	(34,848)	(8,040)	—
Dividends paid	—	—	(55,700)	(62,500)
Net distributions to an affiliate	—	—	—	(13,790)

Net cash (used in) provided by financing activities from continuing operations	(39,264)	505,142	(65,796)	(77,710)

Cash flows from discontinued operations
Net cash provided from discontinued operating activities	—	—	2,930	2,095
Net cash used in investing activities from discontinued operations	—	—	(452)	—

Net cash provided by discontinued operations	—	—	2,478	2,095

Net (decrease) increase in cash	(1,676)	26,640	16,536	(12,843)
Net increase in cash related to discontinued operations	—	—	132	—
Cash at beginning of the period from continuing operations	55,199	28,559	11,891	24,734

Cash at end of the period from continuing operations	$53,523	$55,199	$28,559	$11,891

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$43,860	$4,263	$70	$73
Income taxes	1,638	448	15,552	22,398

Supplemental disclosure of non-cash activities:
Net assets received from parent in the form of capital contribution	$—	$—	$5,565	$—
Software packages acquired through a financing agreement	—	—	1,813	—
Foreign currency translation adjustments	1,176	142	1,288	(355)

The accompanying notes are an integral part of these audited financial statements.

Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements

Note 1—The Company and Summary of Significant Accounting Policies

Note 2—Recent Accounting Pronouncements

Note 3—Business Combination

Note 4—Cash

Note 5—Accounts Receivable, Net

Note 6—Prepaid Expenses and Other Assets

Note 7—Investment in Equity Investees

Note 8—Property and Equipment, net

Note 9—Goodwill

Note 10—Other Intangible Assets

Note 11—Debt

Note 12—Financial Instruments and Fair Value Measurements

Note 13—Other Long-Term Liability

Note 14—Equity

Note 15—Merchant Acquiring Revenues

Note 16—Share-based Compensation

Note 17—Employee Benefit Plan

Note 18—Other (Expenses) Income

Note 19—Income Tax

Note 20—Discontinued Operations

Note 21—Related Party Transactions

Note 22—Commitments and Contingencies

Note 23—Segment Information

Note 24—Guarantor of the Notes and Non-Guarantor Consolidated and Combined Financial Information

Note 25—Subsequent Events

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Note 1—The Company and Summary of Significant Accounting Policies

The Company

EVERTEC, Inc. and its subsidiaries (collectively the “Company,” “EVERTEC,” “we,” “our,” or “us”) are a diversified processing business, offering transaction and payment processing, merchant acquiring and processing and business process management solutions services in Puerto Rico (“PR”) and certain countries throughout the Caribbean and Latin America. We own and operate the ATH network, the leading debit payment and automated teller machine (“ATM”) network in Puerto Rico. Our products and services include point-of-sale (“POS”) processing, network and switch services, automated teller machine driving services, core bank processing, business process outsourcing solutions, technology infrastructure management and merchant acquiring services. Our Merchant Acquiring business is the largest merchant acquirer in Puerto Rico, and the fifth largest in Latin America, providing an end-to-end electronic payment offering to over 16,000 merchants. EVERTEC’s subsidiaries include Sense Software International Corp. (“Sense”), EVERTEC Dominicana S.A., EVERTEC Latinoamérica, S.A., ATH Costa Rica, S.A. (“ATH CR”) and T.I.I. Smart Solutions, Inc.

On June 30, 2010, Popular, Inc. (“Popular”), EVERTEC, and two newly formed subsidiaries of a fund managed by an affiliate of Apollo Global Management, LLC (“Apollo”), AP Carib Holdings, Ltd. (“AP Carib”) and Carib Acquisition, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger pursuant to which, on September 30, 2010, Merger Sub was merged with and into EVERTEC (the “Merger”). Immediately after the effective time of the Merger on September 30, 2010, AP Carib and Popular contributed their respective shares of EVERTEC capital stock to Carib Holdings, Inc. (“Holdings”) in exchange for shares of Holdings voting capital stock. Following that contribution, EVERTEC became a 100% owned subsidiary of Holdings. Holdings is operated under the control of Apollo, with AP Carib and Popular initially owning 51% and 49%, respectively, of Holdings’ outstanding capital stock, subject to pro rata dilution to the extent that non-voting stock or other securities convertible into non-voting stock and/or derivative securities whose value is derived from such capital stock or non-voting stock are issued to EVERTEC employees, directors or consultants.

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

Basis of Presentation

The accompanying consolidated balance sheets as of December 31, 2011 and 2010 and statements of income and comprehensive income (loss), cash flows and changes in stockholder’s equity for the year ended December 31, 2011 and for the three months ended December 31, 2010, were prepared reflecting the purchase price accounting and other transaction adjustments resulting from the Merger, and are labeled as “Successor”. The accompanying combined statements of income and comprehensive income, cash flows and changes in owner’s equity for the nine months ended September 30, 2010 and the year ended December 31, 2009, do not include adjustments or transactions attributable to the Merger, and are labeled as “Predecessor”.

The combined financial statements of the Predecessor reflect the revenues and expenses directly attributable to the EVERTEC processing operation (“EVERTEC Business Group”), as well as certain allocated corporate services expenses from Popular and its subsidiaries. These corporate services expenses were for support functions such as accounting, finance, legal, public relations, information systems and human resources. The corporate services expenses were allocated based on a percentage of revenues (and not based on actual costs incurred). Management believes that such allocation methodology is reasonable. Payment processing services to commercial and retail merchants were previously provided by Banco Popular through its merchant acquiring business, until June 30, 2010 when the merchant acquiring business was transferred to EVERTEC. Also, the TicketPop business was conducted at Banco Popular until June 30, 2010 when it was transferred to EVERTEC. The financial results for the period ended September 30, 2010 were prepared on a “carved-out” basis from Popular’s consolidated financial statements to include the TicketPop business and Merchant Acquiring business as part of EVERTEC results.

During 2011, the Company reevaluated the professional fees accrual, the foreign currency translation accounting related to the Merger and the deferred revenue recognized for certain contracts, software intangibles and software prepaid maintenance accounting and identified errors in its previously issued financial statements. As a result, the Company recorded out of period adjustments and certain reclassifications to the balance sheet accounts. The impact of correcting these errors in the prior periods would have decreased net income by approximately

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

$0.5 million for the year ended December 31, 2010, including $0.4 million related to the predecessor period. Also, the correction of these errors in prior periods would have impacted other comprehensive income by $0.5 million for the year ended December 31, 2010 with a related impact mainly in goodwill, among other certain balance sheet accounts. After evaluating the quantitative and qualitative aspects of the misstatements, management has determined that they are not material to the financial statements of the prior periods impacted or current period, and accordingly, has recorded an out of period adjustment in 2011.

In the opinion of management, the accompanying consolidated and combined financial statements, prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), contain all adjustments, all of which are normal and recurring in nature, necessary for a fair presentation.

Certain prior period balances have been reclassified to conform to the current presentation format which did not have any impact on net income.

A summary of the most significant accounting policies used in preparing the accompanying consolidated and combined financial statements is as follows:

Principles of Consolidation and Combination

The accompanying consolidated and combined financial statements include the accounts and operations of EVERTEC, Inc. and EVERTEC Business Group, respectively, and its subsidiaries and are presented in accordance with GAAP. The Company consolidates all entities that are controlled by ownership of a majority voting interest. All significant intercompany accounts and transactions are eliminated in the consolidated and combined financial statements.

Use of Estimates

The preparation of the accompanying consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Revenue and Expense Recognition

Revenue from information processing and other services is recognized at the time services are rendered, while rental and maintenance service revenue is recognized ratably over the corresponding contractual periods. Software and hardware sales revenues and related costs are recognized at the time software and equipment is installed or delivered depending on contractual terms. Revenue from contracts to create data processing centers and the related cost is recognized as project phases are completed and accepted. Merchant business revenues, primarily comprised of fees charged to the merchants, are presented net of interchange and assessments charged by the credit and debit card associations and are recognized at the time of sale. Operating expenses are recognized as services and maintenances are incurred. Project expenses are deferred and recognized when the related income is earned.

Investment in Equity Investees

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investor. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investor of between 20 percent and 50 percent, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net income or losses as they occur. The Company’s share of investee earnings or losses is recorded, net of taxes, within earnings in equity method investments caption in the consolidated and combined statements of income. The Company’s consolidated revenues include fees for services provided to an investee accounted under the equity method. Additionally, the Company’s interest in the net asset of its equity method investees is reflected in the consolidated balance sheets. On the acquisition of the investment any difference between the cost of the investment and the amount of the underlying equity in net assets of an investee is required to be accounted as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the investor is unable to relate the difference to specific accounts of the investee, the difference should be considered to be goodwill.

The Company considers whether the fair values of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the investee’s industry), then the Company would record a write-down to estimated fair value.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method and expensed over their estimated useful lives. Amortization of leasehold improvements is computed over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred.

Impairment on Long-lived Asset

Long-lived assets to be held and used, and long-lived assets to be disposed of, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Capitalization of Software

Costs incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria have been met, costs of materials and services are capitalized. Cost related to internally develop software, unspecified upgrades and enhancements, and costs under agreements that combine the cost of maintenance and unspecified upgrades and enhancements are capitalized and amortized using the straight line method over tits estimated useful life, which range from three to five years.

The Company capitalizes interest costs incurred in the development of softwares. The amount of interest capitalized is an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is to be based on a weighted average rate on the Company’s outstanding borrowing. For the year ended December 31, 2011, interest cost capitalized amounted to approximately $0.4 million. No interest cost was capitalized for the three months ended December 31, 2010 (Successor) and for the nine months ended September 30, 2010 and the year ended December 31, 2009 (Predecessor).

Software and Maintenance Contracts

Software and maintenance contracts are recorded at cost. Amortization of software and maintenance contracts is computed using the straight-line method and expensed over their estimated useful lives which range from one to five years. Capitalized software includes purchased software and capitalized application of internally-developed software. Amortization of software packages is included in depreciation and amortization in the consolidated and combined statements of income.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net assets acquired. Goodwill is not amortized, but is tested for impairment at least annually using a two-step process at each reporting unit level. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If needed, the second step consists of comparing the implied fair value of the reporting unit with the carrying amount of that goodwill. In determining the fair value of a reporting unit, the Company generally uses a combination of methods, which include market price multiples of comparable companies and discounted cash flows analysis.

Trademarks which existed prior to the Merger were deemed to have an indefinite life and were not amortized but tested for impairment using a one-step process which compares the fair value with the carrying amount of the asset. In determining that trademark have an indefinite life, certain variables were considered, including expected cash inflows and legal, regulatory, contractual, competitive, economic, and other factors, which could limit the intangible asset’s useful life.

For the years ended December 31, 2011, 2010 and 2009, no impairment losses associated with goodwill and other trademark with an indefinite life were recognized.

Other identifiable intangible assets with a definitive useful life are amortized using the straight-line method. These intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. For the years ended December 31, 2011, 2010 and 2009, no impairment losses associated with other intangible assets subject to amortization were recognized.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Other identifiable intangible assets with a definitive useful life acquired in the Merger, include customer relationship, trademark, software packages and non-compete agreement. Customer relationship was valued using the excess earnings method under the income approach. Trademark was valued using the relief-from-royalty method under the income approach. Software packages, which include capitalized software development costs, were recorded at cost. Non-compete agreement was valued based on the estimated impact that theoretical competition would have on revenues and expenses.

Indemnification Assets

Indemnification assets represent the Company’s estimates of payments from Popular related to expected losses on services provided to certain common customers of the Company and Popular, and for certain incremental software and license costs expected to be incurred by the Company (see Note 21) during the five years following the Merger date. Indemnification assets are recorded at the fair value of the expected cash flows. The indemnification asset decreases by the payments received from Popular and is subsequently adjusted to reflect the asset at fair value. The fair value adjustment, if any, is included in current period earnings. As of December 31, 2011 and 2010, the Company’s indemnification assets related to the reimbursements for services provided to the common customers amounted to $7.1 million and $10.1 million, respectively, and related to the software amounted to $0.4 million and $4.8 million, respectively. For the year ended December 31, 2011 and for the three months ended December 31, 2010, the Company recorded a loss amounting to $0.8 million and a gain of $0.3 million, respectively, related to the reimbursements for services provided to the common customers and a gain of $0.5 million and a loss of $0.5 million, respectively, related to the software.

Derivatives

Derivatives are recognized on the balance sheet at fair value and are designated as either fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded net of taxes in accumulated other comprehensive (loss) income and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts earnings. The ineffective portions of cash flow hedges are immediately recognized in current earnings. For free-standing derivative instruments, changes in fair values are reported in current period earnings.

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of earnings in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax asset will not be realized.

All companies within EVERTEC are legal entities which file separate income tax returns. Notwithstanding, a proportionate share of Banco Popular’s income tax expense based upon reportable taxable income using the statutory tax rates in Puerto Rico related to the merchant acquiring business and TicketPop business has been recorded in the EVERTEC Business Group’s combined financial statements that include the six months ended June 30, 2010 and the year ended December 31, 2009 as required under the separate return method to allocate the intercorporate tax for a carve-out. That allocation is not included in EVERTEC’s income tax returns. No temporary differences that give rise to any deferred tax asset or liability resulted as part of this allocation.

Cash

Cash includes cash on hand and in banks with original maturities of three months or less.

Restricted Cash

Restricted cash represents cash received on deposits from participating institutions of the ATH network that has been segregated for the development of the ATH brand. Also, restricted cash includes certain cash collected from the TicketPop business and a reserve account for payment and transaction processing services to merchants. The restrictions of these accounts are based on contractual provisions entered into with third parties. This cash is maintained in separate accounts at a financial institution in Puerto Rico.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for based on the estimated uncollectible amounts of the related receivables. The estimate is primarily based on a review of the current status of specific accounts receivable. Receivables are considered past due if full payment is not received by the contractual date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange at the end of the period. Revenues, expenses, gains and losses are translated using weighted average rates for the period. The resulting foreign currency translation adjustment from operations for which the functional currency is other than the U.S. dollar is reported in accumulated other comprehensive loss, except for highly inflationary environments for which the effects are included in the statement of income. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change.

Share-based Compensation

Certain employees of EVERTEC participated in the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”) adopted by the shareholders of Popular in April 2004. Management used the fair value method of recording share-based compensation as required in current accounting guidance. During the nine month period ended September 30, 2010, all unvested equity awards granted to EVERTEC employees were accelerated and became fully vested.

After the Merger, the Carib Holdings, Inc. 2010 Equity Incentive Plan (the “Stock Incentive Plan”) was established to grant stock options, rights to purchase shares, restricted stock units and other stock-based rights to employees, directors, consultants and advisors of the Company. Holdings reserved 2,921,604 shares of its Class B non-voting common stock for issuance upon exercise and grants of stock options, restricted stock and other equity awards under the Stock Incentive Plan. Awards granted by EVERTEC’s parent company, Holdings, to employees of EVERTEC are accounted in the EVERTEC’s financial statements in accordance with accounting standards codification (“ASC”) 718, which establish that awards of the parent company that are granted to employees of its consolidated subsidiary are accounted for in the separate financial statements of the subsidiary. Accordingly, the subsidiary would recognize compensation cost for the parent company awards and the offsetting entry is considered a capital contribution from the parent company. Stock options and restricted stocks granted during 2011 under the Stock Incentive Plan are expensed over the vesting period based on the fair value at the date the awards are granted. In accordance with applicable accounting guidance for stock based compensation, compensation cost recognized includes the cost for all share-based awards based on the fair value of awards at the date granted.

Note 2—Recent Accounting Pronouncements

Accounting Standard Update (“ASU”) No. 2011-12—Comprehensive Income (Topic 220). In December 2011, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2011-12 in order to supersede changes to those paragraphs in Update 2011-05 that pertain to how, when, and where reclassification adjustments are presented.

The amendments are being made to allow the Board time to deliberate whether to present on the face of the financial statements the effect of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

The amendments in this Update are effective at the same time as the amendments in Update 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 that this Update is deferring. For this reason, the transition guidance in paragraph ASC 220-10-65-2 is consistent with that for Update 2011-05. Management does not expect any effect on the financial statements as a result of this Update.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

ASU No. 2011-11—Balance Sheet (Topic 210). In December 2011, the FASB issued ASU No. 2011-11 that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This Update affect all entities that have financial instruments and derivative instruments that are either (i) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (ii) subject to enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The requirements amend the disclosure requirements on offsetting in ASC 210-20-50.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Management does not expect any effect on the financial statements as a result of the adoption of this Update.

ASU No. 2011-08—Intangibles—Goodwill and Other (Topic 350). In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08 that provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

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

ASU No. 2011-04—Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. In May 2011, the FASB issued ASU No. 2011-04 to achieve the objective of developing common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”) and improve their understandability. The requirements do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or permitted by other standards within IFRS or GAAP.

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

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

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

Note 3—Business Combination

The Merger

The acquisition of EVERTEC by Holdings was accounted for as a business combination using the purchase method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair-value measurements have been applied based on assumptions that market participants would use in the pricing of the assets or liabilities.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

As a result of the Merger consummated on September 30, 2010, goodwill of $372.6 million was recorded on the balance sheet. As of December 31, 2011, goodwill decreased to $371.7 million, mainly due to foreign currency translation adjustments. During the third quarter of 2011, retrospective adjustments were made to the estimated fair values of assets acquired and liabilities assumed associated with the Merger to reflect new information obtained during the measurement period, about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition date fair value measurements. The retrospective adjustments were mostly driven by refinements in the tax treatment of the indemnification assets and the unfavorable contract liability related to a contract with one of Popular’s clients.

The following table presents the changes in fair value during 2011 of assets acquired and liabilities assumed as of the Merger date:

(Dollar amounts in thousands)	Fair value including retrospective adjustments	Original fair values	Change
Fair value of assets acquired and liabilities assumed:
Account receivable, net	$60,306	$60,656	$350
Deferred tax liability, net	(128,034)	(132,181)	(4,147)

The following table presents the changes in the consolidated statement of income as a result of the retrospective adjustments driven by refinements in the tax treatment assumptions of the indemnification assets and the unfavorable contract liability related to a contract with one of Popular’s clients for the period below:

(Dollar amounts in thousands)	Three months ended December 31, 2010, as adjusted	Three months ended December 31, 2010, as reported

Loss before income taxes	$(178)	$(178)
Income tax benefit	(180)	(1,361)

Net income	$2	$1,183

On December 31, 2011, we entered into a settlement agreement (“Settlement Agreement”) with Popular in order to settle any claims among the parties related to the Closing Statement or the Working Capital True-up Amount. In accordance with the Settlement Agreement, we made a payment of $1.7 million to Popular which is included within the other (expenses) income caption in the accompanying consolidated statements of income.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma results of operations assume that the Merger occurred on January 1, 2009, after giving effect to purchase method of accounting adjustments relating to depreciation and amortization of revalued assets, interest expense associated with the senior credit facilities and the senior notes, and other acquisition-related adjustments in connection with the Merger. These unaudited pro forma results exclude transaction costs incurred in connection with the Merger. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor of the results that may be obtained in the future.

	Year ended December 31,
(Dollar amounts in thousands)	2010	2009

Revenues	$299,374	$279,089
Net (loss) income	$(2,192)	$4,647

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

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

On March 31, 2011, after all the other shareholders of CONTADO exercised their ROFR and all conditions required for the CONTADO acquisition in the Merger Agreement and related agreements were satisfied, the Company was able to acquire a 19.99% interest in CONTADO from a subsidiary of Popular. Popular paid to the Company $10.8 million, which represented 50% of the after tax proceeds received by Popular from the sale of the 33.98% equity interest in CONTADO not transferred to the Company, and the Company paid to Popular the $20.0 million held back at the Merger closing date. The Company recorded the 19.99% equity interest in CONTADO at approximately $13.0 million, which was the fair value as of March 31, 2011 and accounted for the investment under the equity method of accounting. The purchase price was preliminarily allocated to assets and liabilities based on their estimated fair values. This purchase price could change in subsequent periods, up to one year from the acquisition of CONTADO to reflect new information, if any, obtained during the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition date fair value measurements. Any subsequent changes to the purchase price allocation that result in material changes to the Company’s consolidated financial statements should be adjusted retroactively.

On June 29, 2011, all of the Serfinsa shares were sold to the shareholders of Serfinsa in connection with the ROFR. As a result of this transaction, Popular transferred to EVERTEC $0.2 million and EVERTEC transferred to Popular $0.3 million. For the year ended December 31, 2011, the Company recognized a loss of $0.2 million as a result of this transaction.

Note 4—Cash

At December 31, 2011 and 2010, the Company’s cash amounted to $53.5 million and $55.2 million, respectively, which is deposited in interest bearing deposit accounts within financial institutions. Cash deposited in an affiliate financial institution amounted to $47.8 million and $46.7 million as of December 31, 2011 and 2010, respectively.

Note 5—Accounts Receivable, Net

Accounts receivable, net at December 31, 2011 and 2010 consisted of the following:

	December 31,
(Dollar amounts in thousands)	2011	2010

Trade	$46,671	$42,639
Due from affiliates, net	14,788	20,586
Other	346	3
Less: allowance for doubtful accounts	(875)	(1,000)

	$60,930	$62,228

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Note 6—Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31, 2011 and 2010 consisted of the following:

	December 31,
(Dollar amounts in thousands)	2011	2010

Taxes other than income	$2,543	$1,930
Software licenses and maintenance contracts	5,967	5,864
Prepaid income taxes	9,732	102
Postage	709	922
Insurance	1,104	1,429
Deferred project costs	647	918
Derivative assets	—	4,960
Other	824	1,404

	$21,526	$17,529

Derivative Asset

The agreement to purchase CONTADO and Serfinsa qualified as a freestanding derivative and, as such, the Company recorded the option at its fair value of $6.7 million as of the Merger date. At December 31, 2010, the fair value of the derivative amounted to $4.0 million. The impact of the change in the fair value of this derivative was included within the other (expenses) income caption in the accompanying consolidated statement of income.

The Merger Agreement required Popular to pay to Holdings an amount equal to the after tax proceeds of any dividends received by Popular or any of its affiliates with respect to any equity interest in CONTADO or Serfinsa during the right of first refusal period (the “Dividend Agreement”). Any payments received by Holdings in conjunction with the Dividend Agreement were required to be contributed by Holdings to EVERTEC. The Dividend Agreement qualified as a freestanding derivative. The derivative’s fair value at the Merger date was zero. During December 2010, the Company received approximately $1.5 million from Popular related to the Dividend Agreement. The amount received was recorded as a reduction to the derivative asset at that time. At December 31, 2010, the fair value of the derivative amounted to $0.9 million, the fair value adjustment to the derivative asset amounted to $2.5 million and was included within the other (expenses) income caption in the accompanying consolidated statement of income.

The derivatives were settled on March 31, 2011. For the year ended December 31, 2011, the resulting loss of $1.2 million from settlement of the derivatives was recorded on the other (expenses) income caption in the accompanying consolidated statement of income.

See Note 3 for additional information regarding CONTADO and Serfinsa.

Note 7—Investments in Equity Investees

The Predecessor financial statements include an equity ownership in CONTADO and in Serfinsa. However, the Company did not acquire these interests at closing of the Merger, which were retained by a subsidiary of Popular and therefore not reflected in the balance sheet as of December 31, 2010.

CONTADO is the largest merchant acquirer and ATM network in the Dominican Republic. In the predecessor period, the investment in CONTADO was carried under the equity method of accounting. The equity in CONTADO’s net income recognized in the combined statements of income for the nine months ended September 30, 2010 and the year ended December 31, 2009 was approximately $1.9 million and $3.5 million, respectively. Dividends received, net of tax, were approximately $1.9 million for the year ended December 31, 2009. No dividends were received from CONTADO during the nine months ended September 30, 2010.

On March 31, 2011, the Company acquired 19.99% equity interest in CONTADO and used the equity method of accounting to account for its investment. As a result of 2011 CONTADO’s acquisition, the Company preliminarily calculated an excess cost of the investment in CONTADO over the amount of underlying equity in net assets of approximately $9.0 million, which was mainly attributed to customer relationships, trademark and goodwill intangibles. The Company’s excess basis allocated to amortizable assets is recognized on a straight-line basis over the lives of the appropriate intangibles. Amortization expense for the year ended December 31, 2011 amounted to approximately $0.3 million was recorded as earnings of equity method investments in the consolidated statement of income. The Company recognized $0.8 million as equity in CONTADO’s net income, net of amortization, in the consolidated statement of income for the year ended December 31, 2011.

CONTADO fiscal year ends December 31 and is reported in the consolidated statement of income for the period subsequent to the acquisition date on a one month lag. No significant event occurred in these operations subsequent to November 30, 2011 that would have materially affected our reported results. As of December 31, 2011, CONTADO’s current assets, noncurrent assets, current liabilities and noncurrent liabilities amounted approximately to $33.2 million, $26.9 million, $41.5 million and $20,000, respectively. For the year ended December 31, 2011, CONTADO’s total revenues, income from operations and net income amounted to approximately $36.6 million, $7.2 million and $8.3 million, respectively.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

In the predecessor period, the investment in the equity interest of Serfinsa was carried under the equity method of accounting. On June 29, 2011, all of the Serfinsa shares were sold to the shareholders of Serfinsa. See Note 3 for additional information regarding CONTADO and Serfinsa.

EVERTEC held an equity participation of 19.99% in Inmediata Health Group, Corp. (“IHGC”) after selling certain assets and liabilities of its health division on April 1, 2008 to this entity in exchange for the 19.99% ownership. In April 2010, the 19.99% ownership in IHGC was sold resulting in a pre-tax gain of approximately $2.3 million.

Note 8—Property and Equipment, Net

Property and equipment, net at December 31, 2011 and 2010 consisted of the following:

		December 31,
(Dollar amounts in thousands)	Useful life in years	2011	2010

Buildings	30	$2,091	$2,093
Data processing equipment	3 - 5	45,883	37,942
Furniture and equipment	3 - 10	5,912	5,759
Leasehold improvements	5 - 10	610	531

		54,496	46,325
Less - accumulated depreciation and amortization		(19,316)	(4,139)

Depreciable assets, net		35,180	42,186
Land		1,505	1,503

		$36,685	$43,689

Depreciation and amortization expense related to property and equipment was $15.3 million for the year ended December 31, 2011, $4.1 million for the three months ended December 31, 2010, $10.3 million for the nine months ended September 30, 2010, and $13.6 million for the year ended December 31, 2009.

Note 9—Goodwill

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 23):

(Dollar amounts in thousands)	Transaction processing	Merchant acquiring, net	Business solutions	Total

Balance at December 31, 2010	$200,569	$166,959	$5,056	$372,584
Currency translation adjustments	(824)	—	(48)	(872)

Balance at December 31, 2011	$199,745	$166,959	$5,008	$371,712

During the third quarter of 2011, the Company completed the impairment evaluation, as described in Note 1, and determined that there were no impairment losses to be recognized during the period. The present value of future cash flows was used to determine the fair value of each reporting unit. There were no triggering events or changes in circumstances that subsequent to the impairment test would have required an additional impairment evaluation.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Note 10—Other Intangible Assets

The changes in the carrying amount of other intangibles for the years ended December 31, 2011 and 2010 consisted of the following:

(Dollar amounts in thousands)		December 31, 2011
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer Relationships	14	$313,543	$(28,372)	$285,171
Trademark	10-14	39,950	(4,330)	35,620
Software packages	3-5	106,865	(30,569)	76,296
Non-Compete Agreement	15	56,539	(4,712)	51,827

		$516,897	$(67,983)	$448,914

(Dollar amounts in thousands)		December 31, 2010
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer Relationships	14	$313,768	$(5,740)	$308,028
Trademark	10-14	39,950	(866)	39,084
Software packages	3-5	93,905	(5,998)	87,907
Non-Compete Agreement	15	56,539	(942)	55,597

		$504,162	$(13,546)	$490,616

The estimated amortization expenses of balances outstanding at December 31, 2011 for the next five years are as follows:

(Dollar amounts in thousands)
Year end December 31,
2012	$54,153
2013	48,624
2014	43,336
2015	39,512
2016	32,198

Amortization expense related to intangibles was $54.6 million for the year ended December 31, 2011, $13.6 million for the three months ended December 31, 2010, $9.1 million for the nine months ended September 30, 2010 and $10.9 million for the year ended December 31, 2009. Amortization expense related to software costs was $24.7 million for the year ended December 31, 2011, $6.0 million for the three months ended December 31, 2010, $8.5 million for the nine months ended September 30, 2010 and $10.1 million for the year ended December 31, 2009.

See Note 3 for additional information related to intangible assets recorded in connection with the Merger.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Note 11—Debt

At December 31, 2011 and December 31, 2010, debt consists of the following:

	December 31,
(Dollar amounts in thousands)	2011	2010

Senior Secured Credit Facility due in September 2016 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus margin(1))	$313,333	$342,173
Senior Notes due on October 1, 2018, paying interest semi-annually at a rate of 11% per annum	210,500	220,000

(1)	Subject to a minimum rate (“LIBOR floor”) of 1.50% at December 31, 2011 and 1.75% at December 31, 2010.

Senior Secured Credit Facilities:

In connection with the Merger, on September 30, 2010, the Company entered into senior secured credit facilities consisting of a $355.0 million six-year term loan facility and a $50.0 million five-year revolving credit facility (“Credit Agreement”). As of December 31, 2011, the revolving facility was undrawn.

The Company’s term loan facility provides for quarterly amortization payments totaling 1% per annum of the original principal amount of the term loan facility, with the balance payable on the final maturity date. Mandatory prepayment obligations also include, subject to expectations:

•	100% of the net cash proceeds of asset sales, dispositions and casualty or insurance proceeds, subject to certain exceptions and customary reinvestment provisions;

•

50% of the Company’s excess cash flows, which is defined in the Credit Agreement, with such percentage subject to reduction to 25% or 0% based on achievement of specified first lien secured leverage ratios; and

•	100% of the net cash proceeds received from issuances of certain debt incurred after the closing of the Merger.

The terms of the Company’s senior secured credit facilities allow the Company to prepay loans and permanently reduce the loan commitments under the senior secured credit facilities at any time, subject to the payment of customary LIBOR breakage costs, if any, provided that, in connection with certain refinancing on or prior to the first anniversary of the closing date of the senior secured credit facilities, certain premium is paid.

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

The Company evaluated this amendment of the senior credit facility under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and determined that most of these syndicated borrowings were modified. Accordingly, $3.4 million of

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

prepayment penalties for the modified debts was capitalized and accounted for as an adjustment to interest expense over the remaining term of the debt using the interest method, and $0.2 million of prepayment penalties for the extinguished debts that was recorded in the other (expenses) income caption in the consolidated statement of income. In addition, the Company wrote off $0.6 million of debt issuance costs and $0.5 million of a debt discount for the extinguished debts. The Company also expensed $2.1 million of third party fees incurred in connection with the amendment, which was recorded in the other (expenses) income caption in the consolidated statement of income.

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

On November 14, 2011, the Company achieved a Senior Secured Leverage Ratio below 2.00 to 1.00 and as a result the applicable commitment fee for the revolving facility was reduced from 0.50% to 0.37% as well as the applicable margins from 3.25% to 3.00% under the LIBOR option and from 2.25% to 2.00% under the ABR option.

As of December 31, 2011, the applicable interest rate for the senior secured term loan under the LIBOR option is 5.25%. This is composed of the applicable LIBOR margin of 3.75% plus the LIBOR floor of 1.50%.

At December 31, 2011, the aggregate principal amount of the senior secured facility amounted to $325.0 million.

Senior Notes:

In connection with the Merger, on September 30, 2010, the Company issued $220.0 million in principal amount of the senior notes in a private placement, which are unsecured. Debt issuance costs to the senior notes are amortized to interest expense over the term of the notes using the interest method.

In connection with the initial issuance of senior notes (the “old notes”), the Company entered into a registration rights agreement with the initial purchasers which provided that an exchange offer of the old notes for new registered notes be consummated no later than 366 calendar days after the original issue date of the old notes. The exchange offer registration statement was declared effective on August 2, 2011 and the exchange offer was consummated on September 14, 2011. The terms of the new registered notes (the “Notes”) are identical in all material respects to the terms of the old notes, except for the elimination of the transfer restrictions and related rights. All outstanding original senior notes were validly tendered and exchanged for substantially similar notes which have been registered under the Securities Act of 1933.

As part of the Company liquidity management plan, on November 18, 2011 the Company purchased in the open market $9.5 million aggregate principal amount of its Notes. The premium paid of $0.2 million and the deferred financing costs of $0.3 million were accounted as interest expense. On the settlement date, the Notes were cancelled. As a result of this purchase, the Notes outstanding balance as of December 31, 2011 amounted to $210.5 million. For information regarding the carrying value and the fair value of the senior secured term loan and senior notes as of December 31, 2011 and 2010, refer to Note 12.

The Company may redeem some or all of the exchanged notes, in whole or in part, at any time on or after October 1, 2014 on the following redemption dates and at the following redemption prices: 2014 at 105.50%; 2015 at 102.75%; 2016 and thereafter at 100.00%. Also, we may redeem some or all of the notes prior to October 1, 2014 at 100% of their principal amount, together with any accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. We may redeem up to 35% of the notes before October 1, 2013 with the net cash proceeds from certain equity offerings. In addition, we may require to make an offer to purchase the exchanged notes upon the sale of certain assets and upon a change of control.

The senior secured credit facilities and the senior notes contain various restrictive covenants. The secured credit facilities require us to maintain on a quarterly basis a specified maximum senior secured leverage ratio. The senior secured leverage ratio as defined in our credit facility (total first lien senior secured debt minus available cash, up to a maximum of $50.0 million, as defined, to adjusted EBITDA) must be less than 3.60 to 1.0 at December 31, 2011. The applicable ratio will be adjusted as required by the credit agreement in subsequent periods. In addition, our senior secured credit facility, among other things, restrict our ability to incur indebtedness or liens, make investments, declare or pay any dividends to our parent and from prepaying indebtedness that is junior to such debt. The indenture governing the notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, issue certain preferred shares, incur liens, pay dividends or make certain other

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. As of December 31, 2011, the Company was in compliance with the applicable restrictive covenants under its debt agreements.

Note 12—Financial Instruments and Fair Value Measurements

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

The following table summarizes fair value measurements by level at December 31, 2011 and 2010, for assets measured at fair value on a recurring basis:

	December 31, 2011				December 31, 2010
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$7,113	$7,113	$—	$—	$10,069	$10,069
Expected reimbursement	—	—	351	351	—	—	4,767	4,767

Derivative instruments:
Forward purchase agreement	$—	$—	$—	$—	$—	$—	$3,970	$3,970
Dividend agreement	—	—	—	—	—	—	990	990

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

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts are a result of the purchase accounting related to the Merger dated September 30, 2010, and have termination dates ranging from February 2012 until September 2015. Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

indemnification assets as of the Merger closing date. Payments received during the periods reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of December 31, 2011 and 2010, therefore resulting in a net unrealized gain of approximately $0.3 million and a net unrealized loss of $0.2 million, respectively, which is reflected within the other (expenses) income caption in the consolidated statement of income. The current portion of the indemnification assets is included within accounts receivable, net and the other long-term portion is included within other long-term assets in the accompanying consolidated balance sheet. See Note 21 for additional information regarding the expense reimbursement agreements.

Derivative instruments include a forward purchase agreement related to the acquisition of CONTADO and Serfinsa and certain dividend agreement related to the CONTADO and Serfinsa acquisition (see Note 6) entered into with Popular as a result of the Merger. The fair value of the forward purchase agreement and the dividend agreement is included within the prepaid and other assets caption in the December 31, 2010 consolidated balance sheet. As of December 31, 2010, a loss of $3.7 million and a gain of $2.5 million arising from change in the fair value of the forward purchase agreement and the dividend agreement, respectively, is included within the other (expenses) income caption of the consolidated statement of income.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Indemnification assets
Software cost reimbursement	$7,113	$7,113	$10,069	$10,069
Expected reimbursements	351	351	4,767	4,767

Financial liabilities:
Senior secured term loan	$313,333	$317,979	$342,173	$355,292
Senior notes	210,500	213,921	220,000	221,100

Derivative instruments:
Forward purchase agreement	$—	$—	$3,970	$3,970
Dividend agreement	—	—	990	990

The fair value of derivatives was estimated utilizing a Monte Carlo Simulation Analysis using relevant benchmark inputs. The senior secured term loan and the senior notes prices were obtained using third parties service providers as of December 31, 2011 and 2010. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

(Dollar amounts in thousands)	Indemnification Assets	Derivative Assets

Predecessor
Balance - January 1, 2010	$—	$—

Successor
Initial recognition	16,790	7,690
Payments received	(1,801)	(1,514)
Unrealized loss recognized in other (expenses) income	(153)	(1,216)

Balance - December 31, 2010	$14,836	$4,960

Payments received	(7,080)	—
Unrealized loss recognized in other (expenses) income	(292)	—
Net settlement of derivative	—	(3,561)
Realized loss on derivative	—	(1,399)

Balance - December 31, 2011	$7,464	$—

There were no transfers in or out of Level 3 during the year ended December 31, 2011 and 2010.

Note 13—Other Long-Term Liability

As part of the terms and conditions of an existing agreement for software licenses acquired, EVERTEC entered into a commitment with a third party to pay license and professional service fees beginning on December 31, 2009 and ending on July 30, 2015. The outstanding balance for this liability as of December 31, 2011 and 2010 was $0.4 million and $1.1 million, respectively. The agreement also includes a contingent fee up to $1.0 million based on certain acceptance conditions.

At December 31, 2010, other long-term liability includes $1.1 million of a liability recorded by the Company related to the fair value of a contract to provide services to a Popular customer. The liability is being amortized to revenues until the termination of the contract. See Note 21.

Note 14—Equity

The Company is authorized to issue up to 2,500,000 shares of $1.00 par value common stock Class A and had 100 shares outstanding at December 31, 2011 and 2010, respectively. The Company is also authorized to issue 500,000 shares of $1.00 par value preferred stock. As of December 31, 2011, no shares of preferred stock have been issued.

As previously discussed in Note 1, the Company received net assets of the merchant acquiring business and TicketPop business from Banco Popular on June 30, 2010. Expenses allocated to the merchant acquiring business and TicketPop business in EVERTEC were recorded as capital contributions from an affiliate, since there were no stated repayments scheduled for such expenses. Cash from operating activities of these businesses for the year ended December 31, 2009 was presented as distributions to an affiliate in the combined statements of cash flows and the combined statements of stockholder’s (or owner’s) equity since the affiliate retained the cash generated from the operations of these businesses. Since June 30, 2010, cash from operating activities related to these businesses is included in the net cash provided by operating activities from continuing operations in the accompanying consolidated and combined statements of cash flows.

The senior secured credit facilities and the senior notes contain various covenants that limit the Company’s ability to pay dividends or make distributions. See Note 11.

Note 15—Merchant Acquiring Revenues

Merchant acquiring revenues are presented net of interchange fees and assessments charged by credit and debit card associations. Said interchange fees and assessments charged by credit and debit card associations to the Company amounted to $95.5 million for the year ended December 31, 2011, $25.4 million for the three months ended December 31, 2010, $60.9 million for the nine months ended September 30, 2010 and $76.7 million for the year ended December 31, 2009.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Note 16—Share-based Compensation

Stock Incentive Plan

After the Merger, the Stock Incentive Plan was established to grant stock options, rights to purchase shares, restricted stock, restricted stock units and other stock-based rights to employees, directors, consultants and advisors of the Company. Holdings reserved 2,921,604 shares of its Class B non-voting common stock for issuance upon exercise and grants of stock options, restricted stock and other equity awards under the Stock Incentive Plan. The maximum option term is ten years from the date of grant. The initial grant of 2,624,570 options was made on February 11, 2011 to certain employees of the Company. Plan participants have the right to purchase shares of Holdings Class B non-voting common stock in three tranches: Tranche A options vest in 5 equal installments beginning on September 30, 2011, Tranche B options vest at such time as the Investor Internal Rate of Return (“Investor IRR”) equals or exceeds 25% based on cash proceeds received by the Investor, and Tranche C options vest at such time as the investor rate of return equals or exceeds 30%. For purposes of these vesting provisions, the Investor’s IRR is the rate of return measured in cash and any securities received by the Investor as a return on its investment in the common stock of Holdings.

The following table summarizes the nonvested stock options activity for the year ended December 31, 2011:

Nonvested stock options	Shares	Weighted-average exercise prices

Nonvested at December 31, 2010	—	$—
Granted(1)	2,869,570	10.00
Vested(2)(3)	(163,287)	10.00
Forfeitures	(175,296)	10.00

Nonvested at December 31, 2011	2,530,987	$10.00

(1)	Includes 50,000 of stock options that were not granted under the Stock Incentive Plan, but are subject to certain terms of the Stock Incentive Plan.
(2)	Amount of options exercisable as of December 31, 2011. The weighted average remaining contractual term of these options is 8.75 years.
(3)	At December 31, 2011, the aggregate intrinsic value amounted to $1.2 million.

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718. The fair value of the stock options granted during 2011 was estimated using the Black-Scholes-Merton (“BSM”) option pricing model for Tranche A options granted under the Stock Incentive Plan and the Monte Carlo simulation analysis for Tranche B and Tranche C options, with the following assumptions:

	Stock options granted under the Stock Incentive Plan	Stock options not granted under the Stock Incentive Plan

Stock Price	$10 per share	$10 per share
Risk-free rate	2.14%	2.06%
Expected volatility	35.00%	35.00%
Expected annual dividend yield	0.00%	0.00%
Expected term	4.60 years	4.49 years

The risk-free rate is based on the U.S. Constant Maturities Treasury Interest Rate as of the grant date. The expected volatility is based on a combination of historical volatility and implied volatility from public trade companies in our industry. The expected annual dividend yield is based on management’s expectations of future dividends as of the grant date. The expected term is based on the vesting time of the options.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

The following table summarizes the nonvested restricted shares activity for the year ended December 31, 2011:

Nonvested restricted shares	Shares	Weighted-average grant date fair value

Nonvested at December 31, 2010	—	$—
Granted	80,000	10.00
Vested(1)	(16,942)	10.00

Nonvested at December 31, 2011	63,058	$10.00

(1)	At December 31, 2011, the aggregate intrinsic value amounted to $0.1 million.

Share-based compensation recognized was as follows:

(Dollar amounts in thousands)	Year ended December 31, 2011
Share-based compensation recognized, net
Stock options, tax benefit of $214	$714
Restricted shares, tax benefit of $51	170

The maximum unrecognized cost for stock options was $7.5 million as of December 31, 2011, which includes $2.3 million, $2.7 million and $2.5 million related to Tranche A, Tranche B and C options, respectively. The Company did not recognize share-based compensation expense related to Tranche B and C options as vesting was not considered probable. The cost is expected to be recognized over a weighted average period of 3.80 years.

The maximum unrecognized compensation cost for restricted stock was $0.6 million as of December 31, 2011. The cost is expected to be recognized over a weighted average period of 3.15 years.

Prior to the Merger, certain employees of EVERTEC participated in the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”) adopted by the shareholders of Popular in April 2004. This plan replaced and superseded the 2001 Stock Option Plan (the “Stock Option Plan”) maintained by Popular.

Stock Option Plan

This plan provided for the issuance of Popular, Inc.’s common stock at a price equal to its fair market value at the grant date, subject to certain plan provisions.

As of September 30, 2010, total outstanding stock options of 199,940 were fully vested. Prior to the Merger date, the exercise period of all options was reduced to 6 months or 90 days from the date of modification. Such modification had no impact on the financial statements.

For the year ended December 31, 2011, the three months ended December 31, 2010 and the nine months ended September 30, 2010, EVERTEC did not recognize any stock options expense. For the year ended December 31, 2009, the Company recognized stock options expense of approximately $40,000, with a tax benefit of approximately $16,000.

Incentive Plan

The Incentive Plan permitted the granting of incentive awards in the form of annual incentive awards, long-term performance unit awards, stock options, stock appreciation rights, restricted stock, restricted units or performance shares.

For the year ended December 31, 2011 and the three months ended December 31, 2010, EVERTEC did not recognize any compensation expense related to the restricted stock. For the nine months ended September 30, 2010, EVERTEC recognized $0.2 million of compensation expense related to the accelerated vesting of restricted stock, with a tax benefit of approximately $69,000. For the year ended December 31, 2009, EVERTEC recognized approximately $68,000 of compensation expense, with a tax benefit of approximately $28,000. The fair value of the restricted stock vested as of September 30, 2010 was $0.3 million at grant date and $0.1 million at vesting date. The fair value difference between the grant date and vesting date triggered a shortfall of $0.2 million in 2010 and approximately $53,000 in 2009 that was recorded as an additional income tax expense since EVERTEC did not have any surplus due to windfalls.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Beginning in 2007, Popular authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance shares award consisted of the opportunity to receive shares of Popular Inc.’s common stock provided Popular achieved certain performance goals during a three-year performance cycle. The compensation cost associated with the performance shares was recorded ratably over a three-year performance period. As of September 30, 2010, 16,165 performance shares were granted. During the quarter ended September 30, 2010, vesting periods of all outstanding performance shares was accelerated and all outstanding performance shares became fully vested.

For the nine months ended September 30, 2010, EVERTEC recognized $0.2 million of compensation expense related to the accelerated vesting of performance shares with a tax benefit of approximately $79,000; and for the year ended December 31, 2009, EVERTEC recognized approximately $2,000 of compensation expense, with a tax benefit of approximately $1,000. The fair value of the performance shares vested as of September 30, 2010 was $0.2 million and $52,000 at grant date and at vesting date, respectively. The fair value difference between the grant date and vesting date triggered a shortfall of $0.1 million in 2010 that was recorded as an additional income tax expense since EVERTEC did not have any surplus due to windfalls.

Note 17—Employee Benefit Plan

Employee savings and investment plan

After the completion of the Merger the EVERTEC, Inc. Puerto Rico Savings and Investment plan was established (“the EVERTEC Savings Plan”), a defined contribution savings plan qualified under section 1165(e) of the Puerto Rico Internal Revenue Code. Investments in the plan are participant directed, and employer matching contributions are determined based on specific provisions of the EVERTEC Savings Plan. Employees are fully vested in the employer’s contributions after five years of service. For the year ended December 31, 2011, the costs incurred under the plan amounted to approximately $0.6 million. No costs were incurred under the new plan for the three month period ended December 31, 2010.

Prior to the Merger, substantially all the employees of EVERTEC were eligible to participate in the Popular, Inc. Savings and Investments plan. Effective March 31, 2009, the Popular Savings Plan was amended to suspend the employer matching contribution. The costs of providing these benefits for the year ended December 31, 2009 was approximately $0.3 million. No costs were incurred for the nine months ended September 30, 2010.

Employee defined benefit pension and post-retirement plans

Prior to the Merger, certain employees of the Company were covered by the non-contributory defined benefit pension plans of Banco Popular (“BP Plan”). For the periods until June 30, 2010, pension and post-retirement expenses and accrued benefit obligation presented in the combined financial statements corresponded to the employees of Banco Popular that participated in the BP Plan and were part of EVERTEC. Effective June 30, 2010, these employees were transferred to EVERTEC as part of an internal reorganization. Total pension and post-retirement expense recognized related to those employees amounted to approximately $70,000 and $0.3 million for the period including the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

Note 18—Other (Expenses) Income

For the year ended December 31, 2011, other (expenses) income includes $14.5 million related to a one-time separation charge of the Voluntary Retirement Program (“VRP”) offered by the Company to all employees who were at least 50 years of age and with a minimum of 15 years of service by December 31, 2011, $2.2 million relating to the refinancing of our senior secured credit facilities, $1.2 million related to a gain in foreign exchange transactions of Latin America operations and a non-recurring and non-cash loss of $1.2 million from the settlement of the derivatives related to our acquisition of a 19.99% equity interest in CONTADO from Popular. (See Note 3 for an additional transaction included within other (expenses) income caption in the accompanying consolidated statements of income).

For the year ended December 31, 2011 and three months ended December 31, 2010, other (expenses) income includes a loss of $0.3 million and $1.4 million, respectively, related to the fair value adjustment of certain indemnification assets, software reimbursements and derivative assets (see Notes 6 and 12).

For the nine months ended September 30, 2010, other (expenses) income includes a pre-tax gain of $2.3 million recognized by EVERTEC in the sale of its 19.99% ownership in IHGC.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Other (expenses) income for the year ended December 31, 2009 includes a pre-tax gain of $7.9 million resulting from the mandatory partial redemption of Visa stock as a result of Visa’s initial public offering (“IPO”). The Visa stock had a book basis of zero prior to the redemption by Visa.

Note 19—Income Tax

Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. At the end of 2010, the Government of Puerto Rico adopted a comprehensive tax reform in two phases. The first phase of the tax reform was enacted in the last quarter of 2010 where corporations received an income tax credit amounting to 7% of the tax determined, defined as the tax liability less certain credits. The second phase of the reform included a new Internal Revenue Code (the “Code”), which was approved on January 31, 2011. It provides for the reduction of the maximum corporate income tax rate from 40.95% to 30%, including the elimination of a temporary five percent surtax approved in March 2009 for years beginning on January 1, 2009 through December 31, 2011, as well as adding several tax credits and deductions, among other tax reliefs and changes. Under the new Code, the Company has a one-time election to opt out of the new reduced rate. This election must be made with the filing of the 2011 income tax return. The Company elected to use the new reduced rate. As a result, during the first quarter of 2011, the Company recognized a reduction in its deferred tax liability (“DTL”) of $27.6 million, which had been recognized at a higher marginal corporate income tax rate. The components of income tax (benefit) expense consisted of the following:

	Successor		Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2009

Continuing operations
Current tax (benefit) provision	$(7,144)	$1,200	$20,211	$30,982
Deferred tax (benefit) expense	(25,910)	(1,380)	2,806	(323)

	$(33,054)	$(180)	$23,017	$30,659

Discontinuing operations
Current tax provision	$—	$—	$840	$121
Deferred tax benefit	—	—	(23)	—

	$—	$—	$817	$121

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

As discussed above, the Company conducts operations in Puerto Rico and certain countries throughout the Caribbean and Latin America. As a result, the income tax (benefit) expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the segregation of income tax (benefit) expense based on location of operations:

	Successor		Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2009

Continuing operations
Current tax provision
PR	$(9,521)	$98	$19,316	$27,547
US	385	399	640	1,531
Foreign countries	1,992	703	255	1,903

	$(7,144)	$1,200	$20,211	$30,981

Deferred tax (benefit) expense
PR	$(25,306)	$(1,220)	$2,806	$(323)
Foreign countries	(604)	(160)	—	—

	$(25,910)	$(1,380)	$2,806	$(323)

Discontinuing operations
Current tax provision
Foreign countries	$—	$—	$840	$121

Deferred tax benefit
Foreign countries	—	—	(23)	—

	$—	$—	$817	$121

The Company was granted a tax exemption under the Tax Incentive Law No. 135 of 1997. Under this grant, EVERTEC was taxed at a rate of 7% on all the income derived from certain data processing and consulting services provided outside Puerto Rico for a 10-year period ended December 1, 2009. On October 11, 2011, the Puerto Rico Government approved a new grant under Tax Incentive Law No. 73 of 2008, retroactively to December 1, 2009. Under the new grant, the preferred rate declines gradually from 7% to 4% by December 1, 2013. After this date, the rate remains at 4% until its expiration in November 1, 2024. For the year ended December 31, 2011, the three months ended December 31, 2010, the nine months ended September 30, 2010 and the year ended December 31, 2009, income subject to the exemption amounted to $4.9 million, $1.3 million, $3.9 million and $3.6 million, respectively.

In addition, EVERTEC has a base tax rate of 7% on income derived from certain development and installation service in excess of a determined income for a 10-year period from January 1, 2008. Up to December 31, 2011, no income was subject to the exemption since the income covered by the decree did not exceed the determined base income amount.

On November 15, 2010, the Governor of Puerto Rico signed into Law the Internal Revenue Code for a New Puerto Rico (“Act 171”), which provides for a 7% tax credit applicable to the fully taxable operations of EVERTEC for the year ended December 31, 2010, resulting in the Company claiming a credit of $0.2 million for said year.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

The following table presents the components of the Company’s deferred tax assets and liabilities:

	December 31,
(Dollar amounts in thousands)	2011	2010

Deferred tax assets
Allowance for doubtful accounts	$540	$696
Unfavorable contract liability	211	3,335
Other temporary assets	909	170

Total gross deferred tax assets	1,660	4,201

Deferred tax liabilities
Deferred compensation	$2,915	$2,604
Difference between the assigned values and the tax basis of assets and liabilities recognized in purchase	90,766	128,218
Debt issue cost	8,513	—
Other temporary liabilities	218	131

Total gross deferred tax liabilities	102,412	130,953

Deferred tax liability, net	$(100,752)	$(126,752)

The net amount, which is the result of the difference between assigned values and the tax bases of the assets and liabilities recognized in the business combination, is included within the deferred tax liability in the accompanying consolidated balance sheet.

EVERTEC was subject to income tax withholding on payments received for services rendered in Venezuela. These tax withholdings were generally creditable against the Puerto Rico income tax, subject to certain limitations. The business in Venezuela was discontinued on September 30, 2010. For the nine months ended September 30, 2010, and the year ended December 31, 2009, total creditable withholdings amounted to approximately $1.2 million and $0.6 million, respectively.

Specific tax indemnification obligations were agreed under the Merger Agreement: (i) to the extent EVERTEC has incurred taxes already paid by Popular at or prior to the closing related to the post-closing period, EVERTEC is required to reimburse Popular for these prepaid taxes; and (ii) to the extent EVERTEC has incurred taxes payable after closing related to the pre-closing period, Popular is required to reimburse EVERTEC for such taxes.

The Company recognizes in its financial statements the benefits of tax return positions if it is more likely than not to be sustained on audit based on its technical merits. On a quarterly basis, EVERTEC evaluates its tax positions and revises its estimates accordingly. The Company records accrued interest, if any, to unrecognized tax benefits in income tax expense, while the penalties, if any reported in operating costs and expenses. For the year ended December 31, 2011, the Company accrued $0.3 million for potential payment of interest based on an average 10% interest rate. As of December 31, 2010, the Company had not accrued any amount for potential payment of penalties and interest. At December 31, 2011 and 2010, EVERTEC had a liability for unrecognized tax benefits of $1.5 million and $1.2 million, respectively, which, if recognized in the future, would impact EVERTEC’s effective tax rate.

The reconciliation of unrecognized tax benefits, including accrued interest, was as follows:

(Dollar amounts in thousands)

Balance as of December 31, 2009	$1,222
Additions for tax positions related to 2010	—

Balance as of September 30, 2010	$1,222
Additions for tax positions related to 2010	—

Balance as of December 31, 2010	$1,222
Accrued estimated interest	281

Balance as of December 31, 2011	$1,503

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

The income tax (benefit) expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Successor		Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2009

Computed income tax at statutory rates	$(1,515)	$(73)	$24,646	$36,239
Benefit of net tax-exempt interest income	(23)	(52)	(79)	(157)
Benefit of net tax-exempt dividend income	(620)	—	—	—
Non taxable loss on settlement of derivatve asset	420	—	—	—
Tax benefit due to a change in estimate	(2,529)	—	—	—
Differences in tax rates due to multiple jurisdictions	285	(197)	(155)	(2,159)
Effect of income subject to capital gain tax rate	—	—	(574)	(1,708)
Effect of income subject to tax-exemption grant	(1,737)	(455)	(2,479)	(2,506)
Adjustment to DTL due to changes in enacted tax rate	(27,629)	—	—	—
Credit pursuant to Act 171	—	(1,122)	—	—
Other	294	1,719	1,658	950

Income tax (benefit) expense	$(33,054)	$(180)	$23,017	$30,659

As of December 31, 2011, the statute of limitations for all tax years prior to 2006 expired for the Company in Puerto Rico, subsequent years are subject to review by the Puerto Rico Treasury Department. For the subsidiaries in Costa Rica the statute of limitations for all tax years prior to 2008 expired and subsequent years are subject to review by their government authorities.

Note 20—Discontinued Operations

The results of operations of the Venezuela business, which was a part of the Company in the Predecessor period, are reported as a discontinued operation in the consolidated and combined financial statements, as the Venezuela business was not acquired in the Merger.

Prior to the closing of the Merger, the Venezuela business was transferred to Popular and the Company entered into a transition services agreement with Popular, pursuant to which the Company will provide certain services to the Venezuela business for a transition period following the consummation of the Merger.

The results of discontinued operations for the nine months ended September 30, 2010 and the year ended December 31, 2009 consisted of the following:

	Predecessor
(Dollar amounts in thousands)	Nine months ended September 30, 2010	Year ended December 31, 2009

Revenues	$8,726	$13,126
Operating costs and expenses	7,815	11,352

Income from operations	911	1,774
Non-operating income	23	160

Income before income taxes	934	1,934
Income tax expense	817	121

Net income from discontinued operations	$117	$1,813

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Note 21—Related Party Transactions

The following table presents the Company’s transactions with affiliated companies for each of the period presented below:

	Successor		Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2009

Total revenues from affiliates (1)(2)	$158,683	$40,140	$106,137	$134,209

Selling, general and administrative expenses
Administrative overhead and other allocated expenses	$—	$—	$2,217	$3,386
Corporate expense charged by Popular	—	—	5,263	6,426

Total allocated and corporate expense charged by Popular(3)	$—	$—	$7,480	$9,812

Rent and other fees(4)	$11,841	$2,634	$7,342	$8,442

Interest earned from and charged by affiliates
Interest income	$627	$94	$51	$129

Interest expense(5)	$8,440	$2,193	$10	$1

Other expenses (6)	$1,700	$—	$—	$—

(1)

As discussed below, all services to Popular, its subsidiaries and affiliates are governed by the Master Services Agreement (“MSA”) under which EVERTEC has a contract to provide such services for at least 15 years on an exclusive basis for the duration of the agreement on commercial terms consistent with historical pricing practices among the parties. Total revenues from Popular represent 49% of total revenues for each of the periods presented above.

(2)	Includes revenues generated from investees accounted for under the equity method (CONTADO) of $2.5 million for the year ended December 31, 2011.
(3)

Expenses allocated to the Company by Popular, included accounting, finance, legal, marketing, information systems and human resources. These costs were allocated based on a percentage of revenues (and not based on actual costs incurred). These charges were included in the combined statements of income.

(4)	Includes management fees paid to stockholders amounted to $3.2 million for the year ended December 31, 2011 and $0.2 million for the three months ended December 31, 2010.
(5)

Interest expense for the year ended December 31, 2011 and the three months ended December 31, 2010 is related to interest accrued related to our senior secured term loan and senior notes held by Popular.

(6)

On December 31, 2011, we entered into a (“Settlement Agreement”) with Popular in order to settle any claims among the parties related to the Merger Agreement. In accordance with the Settlement Agreement, we made a payment of $1.7 million to Popular.

At December 31, 2011 and 2010, EVERTEC had the following balances arising from transactions with related parties:

	December 31,
(Dollar amounts in thousands)	2011	2010

Cash and restricted cash deposits in affiliated bank	$52,613	$52,298

Indemnification assets from Popular reimbursement(1)
Accounts receivable	$2,553	$6,912

Other long-term assets	$5,212	$7,924

Liability related to contract with Popular(2)
Accounts payable	$703	$7,038

Other long-term liabilities	$—	$1,105

Other due from affiliates
Accounts receivable	$21,077	$22,353

Accounts payable	$(3,036)	$(3,807)

Long-term debt due to affiliate	$90,186	$94,850

Loan to an officer	$—	$170

(1)

Recorded in connection with (a) reimbursement from Popular regarding services the Company provides to certain customers of Popular at preferential prices and (b) reimbursement from Popular regarding certain software license fees. For the year ended December 31, 2011 and for the three months ended December 31, 2010, the Company received $6.6 million and $1.8 million, respectively, related to these reimbursements.

(2)	Represents an unfavorable contract liability to provide certain services to a customer of Popular until February 2012.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

The balance of cash and restricted cash deposits in an affiliated bank was included within the cash and restricted cash line items in the accompanying consolidated balance sheets. Due from affiliates mainly included the amounts outstanding related to processing and information technology services billed to Popular subsidiaries according to the terms of the MSA. This amount was included in the accounts receivable, net in the consolidated balance sheets.

Upon the Merger, Holdings and the Company entered into a consulting agreement whereby the Company agreed to reimburse Apollo and Popular for certain expenses and an annual management fee of the greater of (i) $2.0 million and (ii) 2% of EVERTEC EBITDA, in total in exchange for which Holdings and EVERTEC will receive certain advisory services from Apollo and Popular.

The Company is entitled to receive reimbursements from Popular regarding services the Company provides to certain customers of Popular at a preferential price for a period of approximately 17 months from the closing date of the Merger. As of the Merger date, the Company recorded $5.6 million as an expected reimbursement asset from Popular at fair value related to this subsidy. The Company also recorded an unfavorable contract liability at fair value of $10.1 million related to the contract with one of Popular’s client. At December 31, 2011 and 2010, the current portion of the expected reimbursement asset of $0.4 million and $4.1 million, respectively, is included within the accounts receivable, net caption in the accompanying consolidated balance sheets. At December 31, 2011 and 2010, the current portion of the unfavorable contract liability of $0.7 million and $8.1 million, respectively, is included in the accounts payable caption in the accompanying consolidated balance sheets. Gains and losses related to the reimbursement asset are included within the other (expenses) income caption in the accompanying consolidated statements of income. See Note 12.

In addition, the Company is entitled to receive reimbursements from Popular regarding certain software license fees if such amounts exceed certain amounts for a period of five years from the closing date of the Merger. As a result of this agreement, the Company recorded approximately $11.2 million as a software reimbursement asset at fair value as of the Merger date. At December 31, 2011, the current portion of said asset of $7.4 million is included within the accounts receivable, net caption and the long-term portion is included in the other long-term assets caption in the accompanying consolidated balance sheets. Gains and losses related to the asset are included within the other (expenses) income caption in the accompanying consolidated statements of income. See Note 12.

From time to time, EVERTEC obtains performance bonds from insurance companies covering the obligations of EVERTEC under certain contracts. Under the Merger Agreement, Popular is required to, subject to certain exceptions, cause the then outstanding performance bonds to remain outstanding or replace such bonds as needed for five years from the closing date of the Merger. EVERTEC entered into a reimbursement agreement with Popular to mirror Popular’s obligations. As a result, EVERTEC is required to reimburse Popular for payment of premiums and related charges and indemnification of Popular for certain losses, in case EVERTEC fails to perform or otherwise satisfy its obligations covered by such performance bonds.

EVERTEC had outstanding letters of credit of $2.9 million at December 31, 2011 for which Popular provided collateral. EVERTEC entered into a reimbursement agreement with Popular to mirror Popular’s obligations. As a result, EVERTEC is required to indemnify Popular for losses, in case EVERTEC fails to honor these letters of credit.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Note 22—Commitments and Contingencies

The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on such operating at December 31, 2011 are as follows:

(Dollar amounts in thousands)	Unrelated parties	Related party	Minimum future rentals

2012	$762	$4,089	$4,851
2013	473	3,858	4,331
2014	374	3,973	4,347
2015	319	1,001	1,320
2016 and thereafter	317	—	317

	$2,245	$12,921	$15,166

Certain lease agreements with related parties contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation. Total deferred rent obligation as of December 31, 2011 and 2010 amounted to $0.5 million and $0.3 million, respectively, and is included within the accounts receivable, net caption in the accompanying consolidated balance sheets.

Rent expense of office facilities and real estate for the year ended December 31, 2011, the three months ended December 31, 2010, the nine months ended September 30, 2010 and the year ended December 31, 2009 amounted to $7.9 million, $2.3 million, $6.6 million and $8.0 million, respectively. Also, rent expense for telecommunications and other equipment for the year ended December 31, 2011, the three months ended December 31, 2010, the nine months ended September 30, 2010 and the year ended December 31, 2009 amounted to $7.7 million, $2.2 million, $5.6 million and $7.4 million, respectively.

The legal entities within EVERTEC are defendants in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations or financial condition of the Company.

On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For matters where it is probable that the Company will incur a loss and the amount can be reasonably estimated, an accrual for the loss is established. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. Based on this process, the Company has identified certain claims where it is probable that it will incur a loss, but in the aggregate the loss would be minimal. For other claims, where the proceedings are in an initial phase, the Company is unable to estimate the range of possible loss for such legal proceedings. However, the Company at this time believes that any loss related to these latter claims will not be material.

Note 23—Segment Information

The Company operates in three business segments: transaction processing, merchant acquiring and business solutions.

The transaction processing segment includes a diversified payment products and services including the ATH network and processing services, card processing, payment processing and electronic benefit transfer (“EBT”) services.

The merchant acquiring segment provides services that allow merchants to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. Services include terminal sales and deployment, front-end authorization processing, settlement and funding processing and customer support.

The business solutions segment offers a full suite of business process management solutions, which include core banking processing, cash processing, item processing, network services, business process outsourcing, professional services for developing customized business solutions and fulfillment for producing and distributing various print documents.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

The Company’s business segments are organized based on the nature of products and services. The Chief Operating Decision Maker (“CODM”) reviews their separate financial information to assess performance and to allocate resources.

Management evaluates the operating results of each of its reportable segments based upon revenues and operating income. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by earnings. As such, segment assets are not disclosed in the notes to the accompanying consolidated and combined financial statements.

The following tables set forth information about the Company’s operations by its three business segments:

(Dollar amounts in thousands)	Transaction processing	Merchant acquiring, net	Business solutions	Other		Total

Successor
Year ended December 31, 2011
Revenues	$105,184	$61,997	$173,434	$(19,493	) (1)	$321,122
Income from operations	45,031	30,258	36,690	(49,464	) (2)	62,515

Three months ended December 31, 2010
Revenues	26,680	14,789	46,586	(5,646	) (1)	82,409
Income from operations	12,088	5,959	9,561	(13,152	) (2)	14,456

Predecessor
Nine months ended September 30, 2010
Revenues	$69,391	$39,761	$118,482	$(12,614	) (1)	$215,020
Income from operations	28,086	17,647	18,337	(8,721	) (2)	55,349

Year ended December 31, 2009
Revenues	92,633	48,744	152,827	(17,905	) (1)	276,299
Income from operations	37,878	18,454	21,477	(1,719	) (2)	76,090

(1)	Represents the elimination of intersegment revenues for services provided by the transaction processing segment to merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)

Represents Merger transaction related costs such as non-recurring compensation and benefits, transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

The reconciliation of income from operations to consolidated and combined net income is as follows:

	Successor		Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2009
Segment income from operations
Transaction processing	$45,031	$12,088	$28,086	$37,878
Merchant acquiring, net	30,258	5,959	17,647	18,454
Business solutions	36,690	9,561	18,337	21,477
Other(1)	(49,464)	(13,152)	(8,721)	(1,719)

Income from operations	$62,515	$14,456	$55,349	$76,090

Interest (expense) income	(50,197)	(13,318)	290	957
Earnings of equity method investments	833	—	2,270	3,508
Other (expenses) income	(18,201)	(1,316)	2,276	7,942
Income tax benefit (expense)	33,054	180	(23,017)	(30,659)

Net income from continuing operations	$28,004	$2	$37,168	$57,838

(1)

Represents Merger transaction related costs such as non-recurring compensation and benefits, transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

The geographic segment information below is classified based on the geographic location of the Company’s subsidiaries:

	Successor		Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	Year ended December 31, 2009

Revenues (1)
PR	$281,392	$73,269	$189,127	$244,315
Caribbean	13,051	2,629	9,507	11,698
Latin America	26,679	6,511	16,386	20,286

Total revenues	$321,122	$82,409	$215,020	$276,299

(1)	Revenues are based on subsidiaries’ country of domicile.

Major customers

For the year ended December 31, 2011, the three months ended December 31, 2010, the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company had one major customer which accounted for approximately $156.2 million or 49%, $40.1 million or 49%, $106.1 million or 49%, and $134.2 million or 49%, respectively, of total revenues. See Note 21.

Our next largest customer, the Government of Puerto Rico, consolidating all individual agencies and public corporations, represented 11% of our total revenues for the year ended December 31, 2011, 11% for the three months ended December 31, 2010, 10% for the nine months ended September 30, 2010 and 10% for the year ended December 31, 2009.

Note 24—Guarantor of the Notes and Non-Guarantor Consolidated and Combined Financial Information

On September 30, 2010, the Company issued senior notes with a principal amount of $220.0 million, which were guaranteed by the Company’s 100% owned subsidiaries (see Note 11). The following financial information presents the balance sheets as of December 31, 2011 and 2010, the statements of income and statements of cash flows for the year ended December 31, 2011, the three months ended December 31, 2010, the nine months ended September 30, 2010 and the year ended December 31, 2009 of (i) EVERTEC, Inc. (Parent); (ii) the subsidiaries that are guarantors of the senior notes; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated or combined basis. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by EVERTEC, Inc. (“Parent”) and all guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of Parent to obtain funds from any of the guarantor subsidiaries by dividends or loan.

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Consolidated Balance Sheet (Successor) as of December 31, 2011
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)
Assets
Current Assets:
Cash	$36,868	$11,179	$5,476	$—	$53,523
Restricted cash	5,288	—	—	—	5,288
Accounts receivable, net	41,435	7,097	12,398	—	60,930
Prepaid expenses and other assets	20,642	530	504	(150)	21,526

Total current assets	104,233	18,806	18,378	(150)	141,267
Investment in subsidiaries, at equity	135,384	—	—	(123,117)	12,267
Property and equipment, net	30,823	719	5,143	—	36,685
Goodwill	296,980	43,389	31,343	—	371,712
Other intangible assets, net	419,835	17,104	11,975	—	448,914
Other long-term assets	22,894	—	—	—	22,894

Total assets	$1,010,149	$80,018	$66,839	$(123,267)	$1,033,739

Liabilities and stockholder’s equity
Current Liabilities:
Accrued liabilities	$28,473	$573	$535	$—	$29,581
Accounts payable	11,192	838	9,756	—	21,786
Unearned income	504	404	—	(8)	900
Income tax payable	—	2,424	959	—	3,383
Deferred tax liability, net	8,835	295	246	(55)	9,321

Total current liabilities	49,004	4,534	11,496	(63)	64,971
Long-term debt	523,833	—	—	—	523,833
Long-term deferred tax liability, net	83,808	4,204	3,419	—	91,431
Other long-term liabilities	449	—	—	—	449

Total liabilities	657,094	8,738	14,915	(63)	680,684

Stockholder’s equity
Common stock	—	55	998	(1,053)	—
Additional paid-in capital	326,367	69,358	50,851	(120,209)	326,367
Retained earnings	28,006	2,827	357	(3,184)	28,006
Accumulated other comprehensive loss	(1,318)	(960)	(282)	1,242	(1,318)

Total stockholder’s equity	353,055	71,280	51,924	(123,204)	353,055

Total liabilities and stockholder’s equity	$1,010,149	$80,018	$66,839	$(123,267)	$1,033,739

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Consolidated Balance Sheet (Successor) as of December 31, 2010
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)
Assets
Current Assets:
Cash	$45,551	$5,739	$3,909	$—	$55,199
Restricted cash	6,100	—	—	—	6,100
Accounts receivable, net	46,632	7,679	7,917	—	62,228
Prepaid expenses and other assets	16,914	433	249	(67)	17,529

Total current assets	115,197	13,851	12,075	(67)	141,056
Investment in subsidiaries, at equity	151,109	—	—	(151,109)	—
Property and equipment, net	37,094	593	6,002	—	43,689
Goodwill	267,985	73,081	31,518	—	372,584
Other intangible assets, net	458,711	18,824	13,081	—	490,616
Other long-term assets	29,964	—	—	—	29,964

Total assets	$1,060,060	$106,349	$62,676	$(151,176)	$1,077,909

Liabilities and stockholder’s equity
Current Liabilities:
Accrued liabilities	$33,754	$392	$6,805	$—	$40,951
Accounts payable	17,341	366	—	—	17,707
Unearned income	133	183	—	—	316
Income tax payable	1,042	1,248	149	—	2,439
Current portion of long-term debt	3,550	—	—	—	3,550
Deferred tax liability, net	12,887	4,390	3,969	(7,379)	13,867

Total current liabilities	68,707	6,579	10,923	(7,379)	78,830
Long-term debt	558,623	—	—	—	558,623
Long-term deferred tax liability, net	104,751	782	—	7,352	112,885
Other long-term liabilities	2,228	—	—	—	2,228

Total liabilities	734,309	7,361	10,923	(27)	752,566

Stockholder’s equity
Common stock	—	55	998	(1,053)	—
Additional paid-in capital	325,875	98,352	50,851	(149,595)	325,483
Retained earnings	18	636	(9)	(643)	2
Accumulated other comprehensive loss	(142)	(55)	(87)	142	(142)

Total stockholder’s equity	325,751	98,988	51,753	(151,149)	325,343

Total liabilities and stockholder’s equity	$1,060,060	$106,349	$62,676	$(151,176)	$1,077,909

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Consolidated Statement of Income (Successor) for the year ended December 31, 2011
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)

Revenues
Transaction processing	$62,758	$9,528	$13,433	$(28)	$85,691
Merchant acquiring, net	61,997	—	—	—	61,997
Business solutions	168,053	5,428	235	(282)	173,434

Total revenues	292,808	14,956	13,668	(310)	321,122

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	136,829	9,530	9,257	(239)	155,377
Selling, general and administrative expenses	30,887	1,278	2,039	(865)	33,339
Depreciation and amortization	65,791	1,805	2,295	—	69,891

Total operating costs and expenses	233,507	12,613	13,591	(1,104)	258,607

Income from operations	59,301	2,343	77	794	62,515

Non-operating (expenses) income
Interest income	622	96	42	—	760
Interest expense	(50,957)	—	—	—	(50,957)
Earnings of equity method investments	3,344	—	—	(2,511)	833
Other (expenses) income	(18,438)	677	428	(868)	(18,201)

Total non-operating (expenses) income	(65,429)	773	470	(3,379)	(67,565)

(Loss) income before income taxes	(6,128)	3,116	547	(2,585)	(5,050)
Income tax (benefit) expense	(34,132)	926	180	(28)	(33,054)

Net income	$28,004	$2,190	$367	$(2,557)	$28,004

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Consolidated Statement of Income (Loss) (Successor)
	for the three months ended December 31, 2010
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)

Revenues
Transaction processing	$15,388	$2,207	$3,439	$—	$21,034
Merchant acquiring, net	14,789	—	—	—	14,789
Business solutions	45,459	1,065	75	(13)	46,586

Total revenues	75,636	3,272	3,514	(13)	82,409

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	37,384	2,045	2,416	(6)	41,839
Selling, general and administrative expenses	8,671	(680)	401	—	8,392
Depreciation and amortization	16,525	570	627	—	17,722

Total operating costs and expenses	62,580	1,935	3,444	(6)	67,953

Income from operations	13,056	1,337	70	(7)	14,456

Non-operating (expenses) income
Interest income	101	6	11	—	118
Interest expense	(13,436)	—	—	—	(13,436)
Earnings of equity method investments	949	—	—	(949)	—
Other expenses	(1,316)	—	—	—	(1,316)

Total non-operating (expenses) income	(13,702)	6	11	(949)	(14,634)

(Loss) income before income taxes	(646)	1,343	81	(956)	(178)
Income tax (benefit) expense	(648)	381	90	(3)	(180)

Net income (loss)	$2	$962	$(9)	$(953)	$2

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Combined Statement of Income (Loss) (Predecessor)
	for the nine months ended September 30, 2010
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Combined)

Revenues
Transaction processing	$43,549	$5,567	$8,962	$(1,301)	$56,777
Merchant acquiring, net	39,761	—	—	—	39,761
Business solutions	113,897	4,459	192	(66)	118,482

Total revenues	197,207	10,026	9,154	(1,367)	215,020

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	99,615	6,681	6,956	(6)	113,246
Selling, general and administrative expenses	24,264	1,457	1,279	—	27,000
Depreciation and amortization	17,679	706	1,040	—	19,425

Total operating costs and expenses	141,558	8,844	9,275	(6)	159,671

Income (expense) from operations	55,649	1,182	(121)	(1,361)	55,349

Non-operating income
Interest income	205	82	73	—	360
Interest expense	(52)	(12)	(6)	—	(70)
(Losses) earnings of equity method investments	(2,066)	—	852	3,484	2,270
Other income	2,276	—	—	—	2,276

Total non-operating income	363	70	919	3,484	4,836

Income before income taxes	56,012	1,252	798	2,123	60,185
Income tax expense (benefit)	22,695	347	(1)	(24)	23,017

Net income from continuing operations	33,317	905	799	2,147	37,168
Net income (loss) from discontinued operations	2,098	—	(1,981)	—	117

Net income (loss)	$35,415	$905	$(1,182)	$2,147	$37,285

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Combined Statement of Income (Predecessor)
	for the year ended December 31, 2009
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Combined)

Revenues
Transaction processing	$56,602	$7,501	$12,344	$(1,719)	$74,728
Merchant acquiring, net	48,744	—	—	—	48,744
Business solutions	148,925	3,766	327	(191)	152,827

Total revenues	254,271	11,267	12,671	(1,910)	276,299

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	135,262	6,941	8,058	(191)	150,070
Selling, general and administrative expenses	23,219	902	1,518	—	25,639
Depreciation and amortization	22,021	1,107	1,372	—	24,500

Total operating costs and expenses	180,502	8,950	10,948	(191)	200,209

Income from operations	73,769	2,317	1,723	(1,719)	76,090

Non-operating income
Interest income	503	419	126	—	1,048
Interest expense	(73)	(18)	—	—	(91)
Earnings of equity method investments	1,883	—	1,819	(194)	3,508
Other income	73	7,869	—	—	7,942

Total non-operating income	2,386	8,270	1,945	(194)	12,407

Income before income taxes	76,155	10,587	3,668	(1,913)	88,497
Income tax expense	28,851	1,271	537	—	30,659

Net income from continuing operations	47,304	9,316	3,131	(1,913)	57,838
Net income from discontinued operations	13	—	1,800	—	1,813

Net income	$47,317	$9,316	$4,931	$(1,913)	$59,651

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Condensed Consolidated Statement of Cash Flows (Successor)
	for the year ended December 31, 2011
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)

Cash flows from operating activities	$61,521	$5,836	$1,978	$—	$69,335

Cash flows from investing activities
Net decrease in restricted cash	812	—	—	—	812
Intangible assets acquired	(14,363)	(33)	(70)	—	(14,466)
Property and equipment acquired	(8,219)	(371)	(373)	—	(8,963)
Proceeds from sales of property and equipment	74	8	32	—	114
Acquisition of an equity method investment	(9,244)	—	—	—	(9,244)

Net cash used in investing activities	(30,940)	(396)	(411)	—	(31,747)

Cash flows from financing activities
Repayment and repurchase of long-term debt and other liabilities	(39,264)	—	—	—	(39,264)

Net cash used in financing activities	(39,264)	—	—	—	(39,264)

Net (decrease) increase in cash	(8,683)	5,440	1,567	—	(1,676)
Cash at beginning of the period	45,551	5,739	3,909	—	55,199

Cash at end of the period	$36,868	$11,179	$5,476	$—	$53,523

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Condensed Consolidated Statement of Cash Flows (Successor) for the three months ended December 31, 2010
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)

Cash flows from operating activities	$14,964	$1,958	$1,174	$—	$18,096

Cash flows from investing activities
Net increase in restricted cash	(3,005)	—	—	—	(3,005)
Net decrease in short-term investments	—	559	—	—	559
Intangible assets acquired	(11,674)	(116)	(101)	—	(11,891)
Property and equipment acquired	(3,934)	(56)	(116)	—	(4,106)
Advance payment	(17,120)	—	—	—	(17,120)
Acquisition of predecessor	(458,728)	(2,307)	—	—	(461,035)

Net cash used in investing activities	(494,461)	(1,920)	(217)	—	(496,598)

Cash flows from financing activities
Proceeds from issuance of long-term debt	557,350	—	—	—	557,350
Debt issuance costs	(16,472)	—	—	—	(16,472)
Repayment of long-term debt	(888)	—	—	—	(888)
Net distributions to parent company	(34,848)	—	—	—	(34,848)

Net cash provided by financing activities	505,142	—	—	—	505,142

Net increase in cash	25,645	38	957	—	26,640
Cash at beginning of the period	19,906	5,701	2,952	—	28,559

Cash at end of the period	$45,551	$5,739	$3,909	$—	$55,199

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Condensed Combined Statement of Cash Flows (Predecessor) for the nine months ended September 30, 2010
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)

Cash flows from operating activities from continuing operations	$63,771	$(2,214)	$1,931	$213	$63,701

Cash flows from investing activities from continuing operations
Net decrease in restricted cash	581	—	—	—	581
Net decrease in short-term investments	—	8,631	1,013	(213)	9,431
Intangible assets acquired	(11,195)	(12)	(573)	—	(11,780)
Property and equipment acquired	(11,674)	(174)	(1,333)	—	(13,181)
Proceeds from sales of equity method investment	7,509	—	—	—	7,509
Contingent consideration paid	(1,000)	—	—	—	(1,000)
Net repayment on short-term loans due from affiliate	24,225	—	—	—	24,225
Cash delivered for sale of subsidiary	—	—	368	—	368

Net cash provided by (used in) investing activities from continuing operations	8,446	8,445	(525)	(213)	16,153

Cash flows from financing activities from continuing operations
Debt issuance costs	(643)	—	—	—	(643)
Repayment of long-term debt	(1,413)	—	—	—	(1,413)
Net distributions to an affiliate	(7,972)	—	(68)	—	(8,040)
Dividends paid	(48,200)	(7,500)	—	—	(55,700)

Net cash used in financing activities from continuing operations	(58,228)	(7,500)	(68)	—	(65,796)

Cash flows from discontinued operations
Net cash provided by (used in) discontinued operations	2,610	—	(132)	—	2,478

Net cash provided by (used in) discontinued operations	2,610	—	(132)	—	2,478

Net increase (decrease) in cash	16,599	(1,269)	1,206	—	16,536
Less: Net decrease in cash related to discontinued operations	—	—	132	—	132
Cash at beginning of the period from continuing operations	3,307	6,970	1,614	—	11,891

Cash at end of the period from continuing operations	$19,906	$5,701	$2,952	$—	$28,559

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Condensed Combined Statement of Cash Flows (Predecessor) for the year ended December 31, 2009
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EVERTEC, Inc. (Consolidated)

Cash flows from operating activities from continuing operations	$59,552	$2,269	$3,007	$636	$65,464

Cash flows from investing activities from continuing operations
Net increase in restricted cash	(997)	—	—	—	(997)
Net increase in short-term investments	—	(1,191)	(164)	(636)	(1,991)
Intangible assets acquired	(6,843)	(262)	(280)	—	(7,385)
Property and equipment acquired	(13,358)	(228)	(847)	—	(14,433)
Proceeds from sales and redemption of equity securities	—	7,869	—	—	7,869
Contingent consideration paid	(750)	(750)	—	750	(750)
Net repayments on short-term loans due from affiliate	14,995	—	—	—	14,995

Net cash (used in) provided by investing activities from continuing operations	(6,953)	5,438	(1,291)	114	(2,692)

Cash flows from financing activities from continuing operations
Repayment of long-term debt	(1,420)	—	—	—	(1,420)
Dividends paid	(55,000)	(7,500)	—	—	(62,500)
Capital contribution from parent	—	750	—	(750)	—
Net distributions to an affiliate	(11,925)	—	(1,865)	—	(13,790)

Net cash used in financing activities from continuing operations	(68,345)	(6,750)	(1,865)	(750)	(77,710)

Cash flows from discontinued operations
Net cash provided by (used in) discontinued operations	2,210	—	(115)	—	2,095

Net cash provided by (used in) discontinued operations	2,210	—	(115)	—	2,095

Net (decrease) increase in cash	(13,536)	957	(264)	—	(12,843)
Cash at beginning of the period from continuing operations	16,843	6,013	1,878	—	24,734

Cash at end of the period from continuing operations	$3,307	$6,970	$1,614	$—	$11,891

EVERTEC, Inc. Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Note 25—Subsequent Events

The Company evaluated subsequent events through the date that these audited financial statements were issued. There were no additional subsequent events requiring disclosure other than those disclosed below.

Effective February 22, 2012, Felix Villamil was promoted to Vice Chairman of the Board and no longer serves as EVERTEC’s President and Chief Executive Officer (“CEO”). In connection with Mr. Villamil’s transition from President and CEO to Vice Chairman of the Board, EVERTEC and Mr. Villamil entered into a modification agreement and general release which provided for, among other things, a payment of $2.2 million, less applicable withholding taxes.

Effective February 22, 2012, our board of directors appointed Peter Harrington as EVERTEC’s President and CEO. On February 24, 2012, the Company also announced the promotion of Miguel Vizcarrondo from Senior Vice President to Executive Vice President now responsible for the Merchant Acquiring business and the ATH network.