Form 10-Q
period 2012-03-31
EVERTEC, LLC
filed 2012-05-15
CIK 1517783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

COMMISSION FILE NUMBER 333-173504

EVERTEC, LLC

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

At May 11, 2012, there were 100 outstanding Limited Liability Company Membership Units of EVERTEC, LLC.

FORWARD-LOOKING STATEMENTS

Certain statements in this Report contain “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

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

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Risk Factors,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report on Form 10-K”). These forward-looking statements speak only as of the date of this Report, and we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERTEC, Inc. (Unaudited) Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash	$80,358	$53,523
Restricted cash	5,508	5,288
Accounts receivable, net	57,230	60,930
Prepaid expenses and other assets	19,592	21,526

Total current assets	162,688	141,267
Investments in equity investees	12,292	12,267
Property and equipment, net	35,163	36,685
Goodwill	372,506	371,712
Other intangible assets, net	436,416	448,914
Other long-term assets	21,731	22,894

Total assets	$1,040,796	$1,033,739

Liabilities and stockholder’s equity
Current Liabilities:
Accrued liabilities	$37,783	$29,581
Accounts payable	17,473	21,786
Unearned income	915	900
Income tax payable	2,002	3,383
Deferred tax liability, net	9,900	9,321

Total current liabilities	68,073	64,971
Long-term debt	524,367	523,833
Long-term deferred tax liability, net	89,955	91,431
Other long-term liabilities	449	449

Total liabilities	682,844	680,684

Commitments and contingencies (Note 11)
Stockholder’s equity
Preferred stock (Par value $1.00; 0.5 million shares authorized; none issued)	—	—
Common stock (Par value $1.00; 2.5 million shares authorized; 100 shares issued and outstanding)	—	—
Additional paid-in capital	326,627	326,367
Retained earnings	31,537	28,006
Accumulated other comprehensive loss, net of tax of $19 and $13	(212)	(1,318)

Total stockholder’s equity	357,952	353,055

Total liabilities and stockholder’s equity	$1,040,796	$1,033,739

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Income and Comprehensive Income

(Dollar amounts in thousands)

	Three months ended March 31,
	2012	2011
Revenues
Transaction processing (from affiliates: $7,127 and $6,074)	$22,899	$20,271
Merchant acquiring, net (from affiliates: $1,929 and $2,226)	17,661	14,748
Business solutions (from affiliates: $30,147 and $30,651)	41,928	40,771

Total revenues	82,488	75,790

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	37,741	37,504
Selling, general and administrative expenses	8,987	8,495
Depreciation and amortization	17,922	17,372

Total operating costs and expenses	64,650	63,371

Income from operations	17,838	12,419

Non-operating expenses
Interest income	117	314
Interest expense	(11,176)	(14,122)
Earnings of equity method investments	66	—
Other expenses	(2,260)	(3,886)

Total non-operating expenses	(13,253)	(17,694)

Income (loss) before income taxes	4,585	(5,275)
Income tax expense (benefit)	1,054	(29,146)

Net income	3,531	23,871
Other comprehensive income, net of tax of $6 and $0
Foreign currency translation adjustments	1,106	444

Total comprehensive income	$4,637	$24,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statement of Changes in Stockholder’s Equity

(Dollar amounts in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity

Balance at December 31, 2011	100	$—	$326,367	$28,006	$(1,318)	$353,055
Share-based compensation recognized			260			260
Net income				3,531		3,531
Other comprehensive income, net of tax of $6					1,106	1,106

Balance at March 31, 2012	100	$—	$326,627	$31,537	$(212)	$357,952

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$3,531	$23,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,922	17,372
Amortization of debt issue costs and accretion of discount	1,170	2,192
Provision for doubtful accounts and sundry losses	396	231
Deferred tax benefit	(962)	(29,334)
Share-based compensation	260	112
Realized loss on derivative	—	1,214
Unrealized loss of indemnification assets	175	476
Amortization of a contract liability	(703)	(1,053)
Loss on disposition of property and equipment and other intangibles	20	—
Equity in earnings of investment	(66)	—
Prepayment penalty related to debt refinancing	—	(3,387)
(Increase) decrease in assets:
Accounts receivable, net	3,930	8,333
Prepaid expenses and other assets	1,934	(627)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	4,477	2,545
Income tax payable	(1,381)	(190)
Unearned income	15	52
Other long-term liabilities	—	(113)

Total adjustments	27,187	(2,177)

Net cash provided by operating activities	30,718	21,694

Cash flows from investing activities
Net (increase) decrease in restricted cash	(220)	577
Intangible assets acquired	(1,139)	(4,448)
Property and equipment acquired	(2,532)	(2,702)
Proceeds from sales of property and equipment	8	—
Acquisition of an equity method investment	—	(9,244)

Net cash used in investing activities	(3,883)	(15,817)

Cash flows from financing activities
Repayment and repurchase of long-term debt and other liabilities	—	(888)

Net cash used in financing activities	—	(888)

Net increase in cash	26,835	4,989
Cash at beginning of the period	53,523	55,199

Cash at end of the period	$80,358	$60,188

Supplemental disclosure of non-cash activities:
Foreign currency translation adjustments	$1,106	$(444)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 1 – The Company and Summary of Significant Accounting Policies

The Company

EVERTEC, LLC (formerly known as EVERTEC, Inc.) and its subsidiaries are a diversified processing business, offering transaction and payment processing services, merchant acquiring services and business process management solutions in Puerto Rico and certain countries throughout the Caribbean and Latin America. We own and operate the ATH network, the leading debit payment and automated teller machine (“ATM”) network in Puerto Rico. Our products and services include point-of-sale (“POS”) processing, network and switch services, ATM driving services, core bank processing, business process outsourcing solutions, technology infrastructure management and merchant acquiring services. Our Merchant Acquiring business is the largest merchant acquirer in Puerto Rico, and the fifth largest in Latin America, providing an end-to-end electronic payment offering to over 16,000 merchants. EVERTEC’s subsidiaries include Sense Software International Corp. (“Sense”), EVERTEC Dominicana SAS., EVERTEC Latinoamérica, S.A., ATH Costa Rica, S.A. (“ATH CR”), EVERTEC Finance Corp. and T.I.I. Smart Solutions, Inc.

On April 17, 2012, EVERTEC was converted from a Puerto Rico corporation to a Puerto Rico limited liability company (the “Conversion”) for the purpose of improving the consolidated tax efficiency of EVERTEC and its subsidiaries by taking advantage of recent changes to the Puerto Rico Internal Revenue Code, as amended, that permit limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes. Concurrent with the Conversion, Carib Holdings, LLC (formerly known as Carib Holdings, Inc., “Carib Holdings”), which is EVERTEC’s direct parent, was also converted from a Puerto Rico corporation to a Puerto Rico limited liability company. Prior to these conversions, Carib Latam Holdings, Inc. (“Carib Inc.”) was formed in order to act as the new parent company of Carib Holdings and its subsidiaries, including EVERTEC. In addition, in connection with the Conversion, EVERTEC formed a new wholly owned subsidiary, EVERTEC Finance Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico (“EVERTEC Finance”), to act as co-issuer of the 11% senior notes due 2018. See Note 15 for additional information regarding these and other significant transactions that occurred after March 31, 2012.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC, LLC,” “EVERTEC,”“we,” “us,” “our” and “our company” refer for periods on and after the Conversion to EVERTEC, LLC and its subsidiaries (including EVERTEC Finance) on a consolidated basis and refer for periods prior to the Conversion to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Carib Holdings” refers for periods on or after the Conversion to Carib Holdings, LLC and for periods prior to the Conversion to Carib Holdings, Inc. and (c) the term “Co-Issuers” refers to EVERTEC and EVERTEC Finance and none of EVERTEC’s other subsidiaries.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of EVERTEC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements. Actual results could differ from the estimates.

In the opinion of management, the accompanying unaudited consolidated financial statements, prepared in accordance with GAAP, contain all adjustments, all of which are normal and recurring in nature, necessary for a fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All of these unaudited consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations for the full year or any future period.

Consolidated Balance Sheet as of December 31, 2011 was derived from the audited consolidated and combined financial statements for the fiscal year ended December 31, 2011 included in the Annual Report on Form 10-K.

Certain reclassifications have been made to the March 31, 2011 unaudited consolidated financial statements and related notes to conform with the presentation in 2012.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 2 – Business Combination

The Merger

On June 30, 2010, Popular, Inc. (“Popular”), EVERTEC, and two newly formed subsidiaries of a fund managed by an affiliate of Apollo Global Management, LLC (“Apollo”), AP Carib Holdings, Ltd. (“AP Carib”) and Carib Acquisition, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger pursuant to which, on September 30, 2010, Merger Sub was merged with and into EVERTEC (the “Merger”), with EVERTEC continuing as the surviving entity. Following the effective time of the Merger, AP Carib and Popular contributed their respective shares of EVERTEC capital stock to Carib Holdings, Inc. (now known as Carib Holdings, LLC) (“Carib Holdings”) in exchange for shares of Carib Holdings’ voting capital stock. Following that contribution, EVERTEC became a wholly-owned subsidiary of Carib Holdings, with AP Carib and Popular owning approximately 51% and 49%, respectively, of the outstanding voting capital stock of Carib Holdings. The acquisition of EVERTEC was accounted for as a business combination using the purchase method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the assets or liabilities.

During 2011, retrospective adjustments were made to the estimated fair values of assets acquired and liabilities assumed associated with the Merger to reflect new information obtained during the measurement period, about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition date fair value measurements.

The following table presents the changes in the unaudited consolidated statement of income as a result of the retrospective adjustments driven by refinements in the tax treatment assumptions of the indemnification assets and the unfavorable contract liability related to a contract with one of Popular’s clients for the periods below.

(Dollar amounts in thousands)	Three months ended March 31, 2011, as adjusted	Three months ended March 31, 2011, as reported
Loss before income taxes	$(5,275)	$(5,275)
Income tax benefit	(29,146)	(29,046)

Net income	$23,871	$23,771

The Acquisition of an Equity Interest in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”)

On March 31, 2011, the Company acquired a 19.99% interest in CONTADO from a subsidiary of Popular. Popular paid to the Company $10.8 million, which represented 50% of the after tax proceeds received by Popular from the sale of its remaining 33.98% equity interest in CONTADO that was not transferred to the Company, and the Company paid to Popular the $20.0 million held back at the Merger closing date in connection with the anticipated transfer of equity interest in CONTADO. The Company recorded the 19.99% equity interest in CONTADO at approximately $13.0 million, which was the fair value as of March 31, 2011 and accounted for the investment under the equity method of accounting. The purchase price was allocated to assets and liabilities based on their estimated fair values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the assets or liabilities.

The agreement to purchase the equity interest in CONTADO and the Company’s right to dividends declared or paid by CONTADO during the period required pursuant to certain rights of first refusal held by the other shareholders of CONTADO were treated as freestanding derivatives since the Merger closing date. The derivatives were settled on March 31, 2011. For the three months ended March 31, 2011, the resulting loss of $1.2 million from settlement of the derivatives was recorded in the other expenses line item in the unaudited consolidated statements of income and comprehensive income.

Note 3 – Investment in Equity Investees

CONTADO is the largest merchant acquirer and ATM network in the Dominican Republic. The Company used the equity method of accounting to account for its 19.99% equity interest in CONTADO. As a result of the acquisition of the equity interest in CONTADO in 2011, the Company calculated an excess cost of the investment in CONTADO over the amount of underlying equity in net assets of approximately $9.0 million, which was mainly attributed to customer relationships, trademark and goodwill intangibles. The Company’s excess basis allocated to amortizable assets is recognized on a straight-line basis over the lives of the appropriate intangibles. The

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Company recognized $66,000 as equity in CONTADO’s net income, net of amortization, in the unaudited consolidated statements of income and comprehensive income for the three months ended March 31, 2012.

Note 4 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	March 31, 2012	December 31, 2011
Buildings	30	$2,099	$2,091
Data processing equipment	3 -5	48,275	45,883
Furniture and equipment	3 -10	5,974	5,912
Leasehold improvements	5 -10	634	610

		56,982	54,496
Less - accumulated depreciation and amortization		(23,329)	(19,316)

Depreciable assets, net		33,653	35,180
Land		1,510	1,505

		$35,163	$36,685

Depreciation and amortization expense related to property and equipment was $4.0 million and $3.8 million for the three months ended March 31, 2012 and 2011, respectively.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 13):

(Dollar amounts in thousands)	Transaction processing	Merchant acquiring, net	Business solutions	Total
Balance at December 31, 2011	$199,745	$166,959	$5,008	$371,712
Foreign currency translation adjustments	718	—	76	794

Balance at March 31, 2012	$200,463	$166,959	$5,084	$372,506

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

During 2011, the Company completed the impairment evaluation, as described above, and determined that there are no impairment losses to be recognized during the period. The present value of future cash flows was used to determine the fair value of each reporting unit. There were no triggering events or changes in circumstances that subsequent to the impairment test would have required an additional impairment evaluation.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The carrying amount of other intangible assets for the three months ended March 31, 2012 and the year ended December 31, 2011 consisted of the following:

(Dollar amounts in thousands)		March 31, 2012
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$313,786	$(33,966)	$279,820
Trademark	10-14	39,950	(5,196)	34,754
Software packages	3-5	108,003	(37,046)	70,957
Non-compete agreement	15	56,539	(5,654)	50,885

		$518,278	$(81,862)	$436,416

(Dollar amounts in thousands)		December 31, 2011
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$313,543	$(28,372)	$285,171
Trademark	10-14	39,950	(4,330)	35,620
Software packages	3-5	106,865	(30,569)	76,296
Non-compete agreement	15	56,539	(4,712)	51,827

		$516,897	$(67,983)	$448,914

For the three months ended March 31, 2012 and 2011, the Company recorded amortization expense related to other intangibles of $13.9 million and $13.6 million, respectively.

Note 6 – Debt

Net debt as of March 31, 2012 and December 31, 2011 was as follows:

(Dollar amounts in thousands)	March 31, 2012	December 31, 2011
Senior Secured Credit Facility due in September 2016 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus margin(1) )	$313,867	$313,333
Senior Notes due on October 1, 2018, paying interest semi-annually at a rate of 11% per annum	210,500	210,500

(1)	Subject to a minimum rate (“LIBOR floor”) of 1.50% at March 31, 2012 and December 31, 2011, respectively.

See Note 15 for changes to our long-term debt that occurred after March 31, 2012.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 7 – Financial Instruments and Fair Value Measurements

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

The following table summarizes fair value measurements by level at March 31, 2012 and December 31, 2011 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2012
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$6,580	$6,580

December 31, 2011
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$7,113	$7,113
Expected reimbursement	—	—	351	351

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

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts are a result of the purchase accounting related to the Merger dated September 30, 2010, and have termination dates ranging from February 2012 until September 2015. Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the quarters reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of March 31, 2012, therefore resulting in a net unrealized loss of approximately $0.2 million, which is reflected within the other expense caption in the unaudited consolidated statements of income and comprehensive income. The current portion of the indemnification assets is included within accounts receivable, net, and the other long-term portion is included within other long-term assets in the accompanying unaudited consolidated balance sheet.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The unobservable inputs related to the Company’s indemnification assets as of March 31, 2012 using the discounted cash flow model include the discounted rate of 7.88% and the present value of the cash flows amounting to $6.7 million.

For indemnification assets a significant increase or decrease in market rates and cash flows could result in a significant impact to the fair value. Also, the credit rating and/or the non-performance credit risk of Popular, which is subjective in nature, also could increase or decrease the sensitivity of the fair value of these assets.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Indemnification assets
Software cost reimbursement	$6,580	$6,580	$7,113	$7,113
Expected reimbursements	—	—	351	351

Financial liabilities:
Senior secured term loan	$313,867	$325,429	$313,333	$317,979
Senior notes	210,500	228,129	210,500	213,921

The senior secured term loan and the senior notes prices at March 31, 2012 and December 31, 2011 were obtained using third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices.

The senior secured term loan and senior notes, which are not measured at fair value in the balance sheet, could be categorized as level 3 in the fair value hierarchy.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

	Three months ended March 31,
(Dollar amounts in thousands)	2012	2011
Indemnification assets:
Beginning balance	$7,464	$14,836
Payments received	(709)	(1,823)
Unrealized loss recognized in other expenses	(175)	(476)

Ending balance	$6,580	$12,537

Derivatives assets:
Beginning balance	$—	$4,960
Net settlement of derivative	—	(3,746)
Realized loss on derivative recognized in other expenses	—	(1,214)

Ending balance	$—	$—

Note 8 – Merchant Acquiring Revenues

Merchant acquiring revenues are presented net of interchange fees and assessments charged by credit and debit card associations. Said interchange fees and assessments charged by credit and debit card associations to the Company amounted to $21.1 million and $23.9 million for the three months ended March 31, 2012 and 2011, respectively.

Note 9 – Share-based Compensation

The following table summarizes the nonvested stock options activity for the three months ended March 31, 2012:

Nonvested stock options	Shares	Weighted-average exercise prices
Nonvested at December 31, 2011	2,530,987	$10.00
Granted(1)	398,955	16.38
Forfeitures	(545,365)	10.00

Nonvested at March 31, 2012	2,384,577	$11.07

(1)	Relates to new options granted in February 2012.

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718. The fair value of the stock options granted during 2012 was estimated using the Black-Scholes-Merton (“BSM”) option pricing model for “Tranche A” options granted under the Stock Incentive Plan and the Monte Carlo simulation analysis for “Tranche B” and “Tranche C” options granted under the Stock Incentive Plan.

The following table summarizes the nonvested restricted shares activity for the three months ended March 31, 2012:

Nonvested restricted shares	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2011	63,058	$10.00
Granted	14,646	17.07
Vested	(5,383)	10.00

Nonvested at March 31, 2012	72,321	$11.43

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Share-based compensation recognized was as follows:

	Three months ended March 31,
(Dollar amounts in thousands)	2012	2011
Share-based compensation recognized, net
Stock options, tax benefit of $47 and $29	$157	$96
Restricted shares, tax benefit of $31 and $5	103	16

The maximum unrecognized cost for stock options was $7.2 million as of March 31, 2012, which includes $2.3 million, $2.5 million and $2.4 million related to Tranche A, Tranche B and Tranche C options, respectively.

The maximum unrecognized compensation cost for restricted stock was $0.8 million as of March 31, 2012.

See Note 15 for information regarding the payment of a dividend during the second quarter of 2012, which also resulted in a change to the exercise price of the stock options.

Note 10 – Income Tax

Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. On January 21, 2011 a new Internal Revenue Code (the “Code”) was approved by the Commonwealth of Puerto Rico providing a maximum corporate income tax rate of 30%, as well as additional tax credits and deductions, among other tax reliefs and changes. As a result, during the first quarter of 2011, the Company recognized a reduction in its deferred tax liability of $27.6 million, which had been recognized at a higher marginal corporate income tax rate.

The components of income tax expense (benefit) for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three months ended March 31,
(Dollar amounts in thousands)	2012	2011
Current tax provision	$2,016	$188
Deferred tax benefit	(962)	(29,334)

	$1,054	$(29,146)

As discussed above, the Company conducts operations in Puerto Rico and certain countries throughout the Caribbean and Latin America. As a result, the income tax expense (benefit) includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the segregation of income tax expense (benefit) based on location of operations:

	Three months ended March 31,
(Dollar amounts in thousands)	2012	2011
Current tax provision
Puerto Rico	$1,908	$(386)
United States	184	123
Foreign countries	(76)	451

	$2,016	$188

Deferred tax benefit
Puerto Rico	$(809)	$(29,178)
Foreign countries	(153)	(156)

	$(962)	$(29,334)

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The following table presents the components of the Company’s deferred tax assets and liabilities:

(Dollar amounts in thousands)	March 31, 2012	December 31, 2011
Deferred tax assets
Allowance for doubtful accounts	$542	$540
Unfavorable contract liability	195	211
Other temporary assets	1,035	909

Total gross deferred tax assets	1,772	1,660

Deferred tax liabilities (“DTL”)
Deferred compensation	$2,946	$2,915
Difference between the assigned values and the tax basis of assets and liabilities recognized in purchase	89,883	90,766
Debt issue cost	8,409	8,513
Other temporary liabilities	389	218

Total gross deferred tax liabilities	101,627	102,412

Deferred tax liability, net	$(99,855)	$(100,752)

The income tax expense (benefit) differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

(Dollar amounts in thousands)	Three months ended March 31,
	2012	2011
Computed income tax at statutory rates	$1,376	$(1,582)
Benefit of net tax-exempt interest income	(2)	(1)
Tax benefit due to a change in estimate	—	(676)
Differences in tax rates due to multiple jurisdictions	152	101
Effect of income subject to tax-exemption grant	(126)	(214)
Adjustment to DTL due to changes in enacted tax rate	—	(27,629)
Reversal of tax uncertainties reserve	(640)	—
Other	294	855

Income tax expense (benefit)	$1,054	$(29,146)

For the quarter ended March 31, 2012, EVERTEC derecognized a liability balance of $0.6 million and estimated accumulated interest of $0.1 million related to a tax position previously recognized because it was no longer more likely than not that the position will be sustained upon examination by the correspondent authorities. The determination was made due to the expiration of the statute of limitations of the corresponding tax authorities. Accordingly, as of March 31, 2012 EVERTEC recorded a revised liability for unrecognized tax benefits of approximately $0.7 million with accrued estimated interest of $0.1 million. The remaining balance of $0.8 million is expected to be reversed within the next twelve months.

On April 17, 2012, as explained above in Note 1, the Company was converted from a Puerto Rico corporation into a Puerto Rico limited liability company in order to take advantage of recent changes to the Code that allow limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes. Also, the Company entered into a Tax Payment Agreement pursuant to which the Company will be obligated to make certain payments to Carib Holdings or Carib Inc. for taxable periods or portions thereof occurring on or after April 17, 2012, among other things. See Note 15 for additional information regarding this transaction.

Note 11 – Commitments and Contingencies

Certain lease agreements with related parties contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation. Total deferred rent obligation as of March 31, 2012 and December 31, 2011 amounted to $0.4 million and $0.5 million, respectively, and is included within the accounts receivable, net caption in the accompanying consolidated balance sheets.

Rent expense of office facilities and real estate for the three months ended March 31, 2012 and 2011 amounted to $2.0 million and $2.0 million, respectively. Also, rent expense for telecommunications and other equipment for the three months ended March 31, 2012 and 2011 amounted to $1.8 million and $2.0 million, respectively.

The legal entities within EVERTEC are defendants in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations or financial condition of the Company.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

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

Note 12 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
(Dollar amounts in thousands)	2012	2011
Total revenues from affiliates (1)(2)	$39,203	$38,951

Selling, general and administrative expenses
Rent and other fees (3)	$3,159	$2,967

Interest earned from and charged by affiliates
Interest income	$93	$295

Interest expense(4)	$1,885	$2,309

(1)	Total revenues from Popular represent 46% and 51% of total revenues for each of the periods presented above.
(2)	Includes revenues generated from investees accounted for under the equity method (CONTADO) of $0.9 million for the quarter ended March 31, 2012.
(3)	Includes management fees paid to stockholders amounting to $1.3 million and $0.7 million for the quarters ended March 31, 2012 and 2011, respectively.
(4)	Interest expense relates to interest accrued on our senior secured term loan and senior notes held by Popular.

At March 31, 2012 and December 31, 2011, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	March 31, 2012	December 31, 2011
Cash and restricted cash deposits in affiliated bank	$77,074	$52,613

Indemnification assets from Popular reimbursement(1)
Accounts receivable	$1,895	$2,553

Other long-term assets	$4,685	$5,212

Liability related to contract with Popular(2)
Accounts payable	$—	$703

Other due from affiliates
Accounts receivable	$15,820	$21,077

Accounts payable	$(3,060)	$(3,036)

Long-term debt due to affiliate	$90,186	$90,186

(1)

Recorded in connection with (a) reimbursement from Popular regarding services the Company provides to certain customers of Popular at preferential prices and (b) reimbursement from Popular regarding certain software license fees. For the quarter ended March 31, 2012 and the year ended December 31, 2011, the Company received $0.7 million and $7.1 million, respectively, related to these reimbursements.

(2)	Represents a contract liability to provide certain services to a customer of Popular until February 2012.

From time to time, EVERTEC obtains performance bonds from insurance companies covering the obligations of EVERTEC under certain contracts. Under the Merger Agreement, Popular is required to, subject to certain exceptions, cause the then outstanding performance bonds to remain outstanding or replace such bonds as needed for five years from the closing date of the Merger. EVERTEC entered into a reimbursement agreement with Popular to mirror Popular’s obligations. As a result, EVERTEC is required to reimburse Popular for payment of premiums and related charges and indemnify Popular for certain losses, in case EVERTEC fails to perform or otherwise satisfy its obligations covered by such performance bonds.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

EVERTEC had outstanding letters of credit of $2.9 million at March 31, 2012 for which Popular provided collateral. EVERTEC entered into a reimbursement agreement with Popular to mirror Popular’s obligations. As a result, EVERTEC is required to indemnify Popular for losses, in case EVERTEC fails to honor these letters of credit.

Note 13 – Segment Information

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

The business solutions segment offers a full suite of business process management solutions, which include core bank processing, cash processing, item processing, network services, business process outsourcing, professional services for developing customized business solutions and fulfillment for producing and distributing various printed documents.

The Company’s business segments are organized based on the nature of products and services. The Chief Operating Decision Maker (“CODM”) reviews their separate financial information to assess performance and to allocate resources.

Management evaluates the operating results of each of its reportable segments based upon revenues and operating income. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by earnings. As such, segment assets are not disclosed in the notes to the accompanying unaudited consolidated financial statements.

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Transaction processing	Merchant acquiring, net	Business solutions	Other		Total
Three months ended March 31, 2012
Revenues	$28,229	$17,661	$41,928	$(5,330	) (1)	$82,488
Income from operations	12,309	8,541	9,080	(12,092	) (2)	17,838

Three months ended March 31, 2011
Revenues	24,842	14,748	40,771	(4,571	) (1)	75,790
Income from operations	10,886	7,369	7,411	(13,247	) (2)	12,419

(1)	Represents the elimination of intersegment revenues for services provided by the transaction processing segment to merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)

Represents non-recurring compensation and benefits, professional fees, transaction and/or transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The reconciliation of income from operations to consolidated net income for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
(Dollar amounts in thousands)	2012	2011
Segment income from operations
Transaction processing	$12,309	$10,886
Merchant acquiring	8,541	7,369
Business solutions	9,080	7,411
Other(1)	(12,092)	(13,247)

Income from operations	$17,838	$12,419

Interest expense	(11,059)	(13,808)
Earnings of equity method investments	66	—
Other expenses	(2,260)	(3,886)
Income tax expense (benefit)	1,054	(29,146)

Net income	$3,531	$23,871

(1)

Represents non- recurring compensation and benefits, professional fees, transaction and/or transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

Note 14 – Guarantor of the Senior Notes and Non-Guarantor Consolidated Financial Information

On September 30, 2010, the Company issued senior notes with a principal amount of $220.0 million, which were guaranteed by the Company’s 100% owned subsidiaries (see Note 11 of the Company’s audited consolidated and combined financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K). The following financial information presents the balance sheets as of March 31, 2012 and December 31, 2011, the statements of income and the statements of cash flows for the three months ended March 31, 2012 and 2011 of (i) EVERTEC (Parent); (ii) the subsidiaries that are guarantors of the senior notes; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by EVERTEC (“Parent”) and all guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of Parent to obtain funds from any of the guarantor subsidiaries by dividends or loan.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

	Consolidated Balance Sheet as of March 31, 2012
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC, Inc. (Consolidated)
Assets
Current Assets:
Cash	$63,032	$10,275	$7,051	$—	$80,358
Restricted cash	5,508	—	—	—	5,508
Accounts receivable, net	39,311	8,470	9,449	—	57,230
Prepaid expenses and other assets	18,578	560	656	(202)	19,592

Total current assets	126,429	19,305	17,156	(202)	162,688
Investment in subsidiaries, at equity	138,460	—	—	(126,168)	12,292
Property and equipment, net	29,382	773	5,008	—	35,163
Goodwill	296,980	44,010	31,516	—	372,506
Other intangible assets, net	407,692	16,957	11,767	—	436,416
Other long-term assets	21,731	—	—	—	21,731

Total assets	$1,020,674	$81,045	$65,447	$(126,370)	$1,040,796

Liabilities and stockholder’s equity
Current Liabilities:
Accrued liabilities	$36,387	$697	$699	$—	$37,783
Accounts payable	9,109	421	7,943	—	17,473
Unearned income	557	358	—	—	915
Income tax payable	—	1,384	618	—	2,002
Deferred tax liability, net	8,959	565	443	(67)	9,900

Total current liabilities	55,012	3,425	9,703	(67)	68,073
Long-term debt	524,367	—	—	—	524,367
Long-term deferred tax liability, net	82,894	3,890	3,171	—	89,955
Other long-term liabilities	449	—	—	—	449

Total liabilities	662,722	7,315	12,874	(67)	682,844

Stockholder’s equity
Common stock	—	55	998	(1,053)	—
Additional paid-in capital	326,627	69,678	50,851	(120,529)	326,627
Retained earnings	31,537	4,097	726	(4,823)	31,537
Accumulated other comprehensive loss	(212)	(100)	(2)	102	(212)

Total stockholder’s equity	357,952	73,730	52,573	(126,303)	357,952

Total liabilties and stockholder’s equity	$1,020,674	$81,045	$65,447	$(126,370)	$1,040,796

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

	Consolidated Balance Sheet as of December 31, 2011
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC, Inc. (Consolidated)
Assets
Current Assets:
Cash	$36,868	$11,179	$5,476	$—	$53,523
Restricted cash	5,288	—	—	—	5,288
Accounts receivable, net	41,435	7,097	12,398	—	60,930
Prepaid expenses and other assets	20,642	530	504	(150)	21,526

Total current assets	104,233	18,806	18,378	(150)	141,267
Investment in subsidiaries, at equity	135,384	—	—	(123,117)	12,267
Property and equipment, net	30,823	719	5,143	—	36,685
Goodwill	296,980	43,389	31,343	—	371,712
Other intangible assets, net	419,835	17,104	11,975	—	448,914
Other long-term assets	22,894	—	—	—	22,894

Total assets	$1,010,149	$80,018	$66,839	$(123,267)	$1,033,739

Liabilities and stockholder’s equity
Current Liabilities:
Accrued liabilities	$28,473	$573	$535	$—	$29,581
Accounts payable	11,192	838	9,756	—	21,786
Unearned income	504	404	—	(8)	900
Income tax payable	—	2,424	959	—	3,383
Deferred tax liability, net	8,835	295	246	(55)	9,321

Total current liabilities	49,004	4,534	11,496	(63)	64,971
Long-term debt	523,833	—	—	—	523,833
Long-term deferred tax liability, net	83,808	4,204	3,419	—	91,431
Other long-term liabilities	449	—	—	—	449

Total liabilities	657,094	8,738	14,915	(63)	680,684

Stockholder’s equity
Common stock	—	55	998	(1,053)	—
Additional paid-in capital	326,367	69,358	50,851	(120,209)	326,367
Retained earnings	28,006	2,827	357	(3,184)	28,006
Accumulated other comprehensive loss	(1,318)	(960)	(282)	1,242	(1,318)

Total stockholder’s equity	353,055	71,280	51,924	(123,204)	353,055

Total liabilties and stockholder’s equity	$1,010,149	$80,018	$66,839	$(123,267)	$1,033,739

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

	Consolidated Statement of Income for the three months ended March 31, 2012
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC, Inc. (Consolidated)
Revenues
Transaction processing	$16,454	$2,881	$3,572	$(8)	$22,899
Merchant acquiring, net	17,661	—	—	—	17,661
Business solutions	40,312	1,656	63	(103)	41,928

Total revenues	74,427	4,537	3,635	(111)	82,488

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	32,894	2,661	2,237	(51)	37,741
Selling, general and administrative expenses	8,344	443	633	(433)	8,987
Depreciation and amortization	16,911	431	580	—	17,922

Total operating costs and expenses	58,149	3,535	3,450	(484)	64,650

Income from operations	16,278	1,002	185	373	17,838

Non-operating (expenses) income
Interest income	92	19	6	—	117
Interest expense	(11,176)	—	—	—	(11,176)
Earnings of equity method investments	1,656	—	—	(1,590)	66
Other (expenses) income	(2,053)	(129)	355	(433)	(2,260)

Total non-operating (expenses) income	(11,481)	(110)	361	(2,023)	(13,253)

Income before income taxes	4,797	892	546	(1,650)	4,585
Income tax expense (benefit)	1,266	(378)	177	(11)	1,054

Net income	3,531	1,270	369	(1,639)	3,531
Other comprehensive income, net of tax of $6
Foreign currency translation adjustments	1,106	860	280	(1,140)	1,106

Total comprehensive income	$4,637	$2,130	$649	$(2,779)	$4,637

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

	Consolidated Statement of Income for the three months ended March 31, 2011
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC, Inc. (Consolidated)
Revenues
Transaction processing	$14,829	$2,142	$3,300	$—	$20,271
Merchant acquiring, net	14,748	—	—	—	14,748
Business solutions	39,200	1,589	52	(70)	40,771

Total revenues	68,777	3,731	3,352	(70)	75,790

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	32,398	2,615	2,537	(46)	37,504
Selling, general and administrative expenses	8,094	136	265	—	8,495
Depreciation and amortization	16,254	548	570	—	17,372

Total operating costs and expenses	56,746	3,299	3,372	(46)	63,371

Income from operations	12,031	432	(20)	(24)	12,419

Non-operating (expenses) income
Interest income	293	9	12	—	314
Interest expense	(14,122)	—	—	—	(14,122)
Earnings of equity method investments	338	—	—	(338)	—
Other expenses	(3,887)	1	—	—	(3,886)

Total non-operating (expenses) income	(17,378)	10	12	(338)	(17,694)

(Loss) income before income taxes	(5,347)	442	(8)	(362)	(5,275)
Income tax (benefit) expense	(29,218)	36	51	(15)	(29,146)

Net income (loss)	23,871	406	(59)	(347)	23,871
Other comprehensive income, net of tax
Foreign currency translation adjustments	444	207	236	(444)	444

Total comprehensive income	$24,315	$613	$177	$(791)	$24,315

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

	Consolidated Statement of Cash Flows for the three months ended March 31, 2012
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC, Inc. (Consolidated)
Cash flows from operating activities	$29,754	$(767)	$1,731	$—	$30,718

Cash flows from investing activities
Net increase in restricted cash	(220)	—	—	—	(220)
Intangible assets acquired	(1,091)	(35)	(13)	—	(1,139)
Property and equipment acquired	(2,287)	(102)	(143)	—	(2,532)
Proceeds from sales of property and equipment	8	—	—	—	8

Net cash used in investing activities	(3,590)	(137)	(156)	—	(3,883)

Cash flows from financing activities	—	—	—	—	—

Net increase (decrease) in cash	26,164	(904)	1,575	—	26,835
Cash at beginning of the period	36,868	11,179	5,476	—	53,523

Cash at end of the period	$63,032	$10,275	$7,051	$—	$80,358

	Consolidated Statement of Cash Flows for the three months ended March 31, 2011
(Dollar amounts in thousands)	EVERTEC, Inc. (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC, Inc. (Consolidated)
Cash flows from operating activities	$19,560	$2,111	$23	$—	$21,694

Cash flows from investing activities
Net decrease in restricted cash	577	—	—	—	577
Intangible assets acquired	(4,449)	(3)	4	—	(4,448)
Property and equipment acquired	(2,561)	(16)	(125)	—	(2,702)
Acquisition of an equity method investee	(9,244)	—	—	—	(9,244)

Net cash used in investing activities	(15,677)	(19)	(121)	—	(15,817)

Cash flows from financing activities
Repayment of long-term debt	(888)	—	—	—	(888)

Net cash used in financing activities	(888)	—	—	—	(888)

Net increase (decrease) in cash	2,995	2,092	(98)	—	4,989
Cash at beginning of the period	45,551	5,739	3,909	—	55,199

Cash at end of the period	$48,546	$7,831	$3,811	$—	$60,188

Note 15 – Subsequent Events

The Company evaluated subsequent events through the date that these unaudited consolidated financial statements were issued. There were no additional subsequent events requiring disclosure other than those disclosed below.

Reorganization. On April 17, 2012, EVERTEC was converted from a Puerto Rico corporation to a Puerto Rico limited liability company for the purpose of improving the consolidated tax efficiency of EVERTEC and its subsidiaries by taking advantage of recent changes to the Code that permit limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes. Concurrent with the Conversion, Carib Holdings, EVERTEC’s direct parent, was also converted from a Puerto Rico corporation to a Puerto Rico limited liability company. Prior to these conversions, Carib Inc. was formed in order to act as the new parent company of Carib Holdings and its subsidiaries, including EVERTEC. Carib Inc., Carib Holdings, AP Carib, Popular and each of the holders of then outstanding shares of Class B Non-Voting Common Stock of Carib Holdings entered into a Stock Contribution and Exchange Agreement (the “Contribution and Exchange Agreement”) pursuant to which each of the then outstanding shares of common stock of Carib Holdings was contributed to Carib Inc. in exchange for the same number and class of shares of common stock of Carib Inc. In addition, in accordance with the terms and conditions set forth in the Stock Contribution and Exchange Agreement,

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Carib Inc. assumed the Carib Holdings, Inc. 2010 Equity Incentive Plan (the “Plan”) and all of the outstanding equity awards issued thereunder or subject thereto. As a result, each of the then outstanding stock options to purchase shares of Carib Holdings’ Class B Non-Voting Common Stock became a stock option to purchase the same number and class of shares of Carib Inc.’s Class B Non-Voting Common Stock, in each case on the same terms (including exercise price) as the original stock option. Similarly, each of the then outstanding shares of restricted stock of Carib Holdings was converted into the same number of shares of restricted stock of Carib Inc. In addition, in connection with the Conversion, EVERTEC formed a new wholly owned subsidiary, EVERTEC Finance, to act as co-issuer of the senior notes.

The consolidated financial statements of EVERTEC, LLC following the Conversion will be substantially the same in all material respects as the consolidated financial statements of EVERTEC, Inc. except that separate financial statements of EVERTEC, LLC, included in the consolidated financial statements of EVERTEC, LLC, will not include tax expense, deferred tax assets or liabilities or tax receivables or payables as EVERTEC, LLC will be considered a flow through entity from a Puerto Rico tax perspective.

Supplemental Indenture regarding the Conversion. On April 17, 2012, the Company, EVERTEC Finance, and Wilmington Trust, National Association, as trustee (the “Trustee”), entered into Supplemental Indenture No. 1 (the “First Supplemental Indenture”) to the indenture dated as of September 30, 2010 among the Company, the guarantors named therein and the Trustee (as amended, the “Indenture”). Pursuant to the First Supplemental Indenture, (a) the Company affirmed and, to the extent required under the Indenture, assumed its obligations following the Conversion as issuer under the Indenture and the 11% senior notes due 2018 issued thereunder, (b) EVERTEC Finance was added as a co-issuer under the Indenture and the senior notes, (c) the limitation on restricted payments covenant was amended to permit the Company to make payments to its direct parent company, Carib Holdings, and to Carib’s newly formed direct parent company and the Company’s indirect parent company, Carib Inc., pursuant to the Tax Payment Agreement so long as (i) the Company is not in default under the Indenture, (ii) such payments are with respect to taxes imposed by Puerto Rico, the United States of America or by any other jurisdictions that the Company would have been required to pay if it was a corporation instead of being treated as a partnership for tax purposes in those jurisdictions, reduced by taking into account the amount of any applicable net operating losses or other tax attributes of Carib Holdings or Carib Inc. that reduce Carib Holdings’ or Carib Inc.’s taxes in such period and (iii) the payments do not exceed the net amount of taxes that Carib Holdings and Carib Inc. actually owe to the appropriate taxing authority for a taxable period and (d) the definitions of “Consolidated Net Income” and “Consolidated Taxes” were adjusted so that payments under the Tax Payment Agreement would reduce Consolidated Net Income and be treated as Consolidated Taxes even if they do not reduce Consolidated Net Income under GAAP. The First Supplemental Indenture also added a covenant that limits the ability of EVERTEC Finance to hold assets, incur Indebtedness or become liable for obligations, engage in business activities or consolidate, amalgamate or merge with or into or wind up into any person, subject in each case to certain exceptions.

Separately, following the execution of the First Supplemental Indenture, EVERTEC Finance also became a guarantor under the Company’s senior secured credit facility in accordance with the terms thereof.

Tax Payment Agreement. On April 17, 2012, the Company, Carib Holdings and Carib Inc. entered into a Tax Payment Agreement pursuant to which the Company will be obligated to make certain payments to Carib Holdings or Carib Inc. for taxable periods or portions thereof occurring on or after April 17, 2012. Under the Tax Payment Agreement, the Company will make payments with respect to any and all taxes (including estimated taxes) imposed under the laws of Puerto Rico, the United States of America and any other jurisdiction or any political (including municipal) subdivision or authority or agency in Puerto Rico, the United States of America or such other jurisdiction, that would have been imposed on the Company if the Company had been a corporation for tax purposes of that jurisdiction, together with all interest and penalties with respect thereto (“Taxes”), reduced by taking into account any applicable net operating losses or other tax attributes of Carib Holdings or Carib Inc. that reduce Carib Holdings’ or Carib Inc.’s taxes in such period. For the avoidance of doubt, the Tax Payment Agreement provides that the payments thereunder shall not exceed the net amount of Taxes that Carib Holdings and Carib Inc. actually owe to the appropriate taxing authority for a taxable period. Further, the Tax Payment Agreement provides that if Carib Holdings or Carib Inc. receives a tax refund attributable to any taxable period or portion thereof occurring on or after the Effective Date, Carib Inc. shall be required to recalculate the payment for such period required to be made by the Company to Carib Holdings or Carib Inc. If the payment, as recalculated, is less than the amount of the payment the Company already made to Carib Holdings or Carib Inc. in respect of such period, Carib Holdings or Carib Inc. shall promptly make a payment to the Company in the amount of such difference.

New Notes. On May 7, 2012, EVERTEC and EVERTEC Finance, as co-issuers, issued $40.0 million aggregate principal amount of 11% senior notes due 2018 (the “New Notes”) as “Additional Notes” under the Indenture pursuant to which $220.0 million aggregate principal amount of 11% senior notes due 2018 were originally issued on September 30, 2010 and $210.5 million principal amount were outstanding as of March 31, 2012 (the “Existing Notes”). The New Notes were issued pursuant to Supplemental Indenture No. 2 to the Indenture and will be treated as a single class under the Indenture with the Existing Notes.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Consent Solicitation. On May 4, 2012, the Company and EVERTEC Finance obtained the requisite consents from holders of at least a majority of the aggregate principal amount of all outstanding Existing Notes on the record date of April 27, 2012, pursuant to their previously announced consent solicitation. As a result, on May 7, 2012, the Company, EVERTEC Finance, certain subsidiaries of the Company and the Trustee executed Supplemental Indenture No. 3 to the Indenture to provide the Company with additional dividend capacity of up to $270.0 million (the “Proposed Amendment”). On May 9, 2012, the Company paid an aggregate consent fee of approximately $2.8 million and, as a result, the Proposed Amendment became operative.

Credit Agreement Amendment and Incremental Term Loan Facility. On May 9, 2012, the Company entered into an amendment to the agreement governing its senior secured credit facilities to allow, among other things, a restricted payment in an amount not to exceed $270.0 million and certain adjustments to the financial covenant therein. In addition, the Company borrowed an additional $170.0 million under a secured incremental term loan.

Dividend. On May 9, 2012, the Company used the net proceeds from the incremental term loan described above and the New Notes, together with cash on hand, to pay a cash distribution of approximately $267.0 million to its direct parent, Carib Holdings (which in turn was ultimately paid, together with cash on hand at Carib Holdings of approximately $3.0 million, as a cash dividend to the stockholders of Carib Inc., the Company’s indirect parent). As a result of the dividend, on May 9, 2012, the board of directors of Carib Inc. approved an equitable adjustment to stock options previously granted pursuant to the Plan in order to reduce the exercise price of the outstanding options granted under or subject to the terms of the Plan by $7.41 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three months ended March 31, 2012 and 2011, respectively; and (ii) the financial condition as of March 31, 2012. You should read the following discussion and analysis in conjunction with the audited consolidated and combined financial statements and related notes for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K and with the unaudited consolidated financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

We are a diversified processing business, offering transaction and payment processing services, merchant acquiring services and business process management solutions in Puerto Rico and certain countries throughout the Caribbean and Latin America. We are based in San Juan, Puerto Rico. Our business segments are based on the products we offer and the markets we serve. While we often provide multiple services to various customers, we generally view our business as operating in three reportable segments: Transaction Processing, Merchant Acquiring and Business Solutions. Further discussion of our operating results and our results by reportable segments are presented in this MD&A.

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

We continue to implement a series of strategic initiatives to achieve our principal business objectives: (i) penetrate our broad financial institution customer base by offering incremental business solutions products and services to clients that currently perform similar functions in-house, (ii) expand our business geographically in the Latin America region, both through the introduction of new products and services to customers in existing Latin American markets and by entering new markets, (iii) leverage the ATH network and technology platform to develop new products and services, taking advantage of our access to Puerto Rico’s entire cardholder base as well as our real-time, data-based knowledge of consumer spending behaviors, (iv) leverage our broad merchant customer base by developing and offering additional products and services to cross sell along with our core merchant offerings, (v) improve and increase operating efficiency and scale in order to deliver revenue growth and improve profitability, and (vi) selectively acquire complementary businesses to further expand geographically and broaden our product offering.

Recent Developments

On April 17, 2012, EVERTEC was converted from a Puerto Rico corporation to a Puerto Rico limited liability company (the “Conversion”) for the purpose of improving the consolidated tax efficiency of EVERTEC and its subsidiaries by taking advantage of recent changes to the Code that permit limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes. Through this new structure, the Company will benefit from at least $30.0 million of net operating losses and certain other tax attributes for Puerto Rico income tax purposes that prior to the Conversion and change in tax law were available to the Company’s parent but not to the Company. Concurrent with the Conversion, Carib Holdings, LLC (formerly known as Carib Holdings, Inc., “Carib Holdings”), which is EVERTEC’s direct parent, was also converted from a Puerto Rico corporation to a Puerto Rico limited liability company and Carib Latam Holdings, Inc. (“Carib Inc.”) was formed in order to act as the new parent company of Carib Holdings.

In addition, in May 2012, among other things, we (i) issued $40.0 million principal amount of additional senior notes, (ii) incurred $170.0 million of secured incremental term loans and (iii) paid a dividend of approximately $267.0 million to Carib Holdings. For additional information regarding these recent events, see Note 15 of the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Overview of Results of Operations

The following briefly describes the components of revenues and expenses as presented in the unaudited consolidated statements of income and comprehensive income. Descriptions of the revenue recognition policies are detailed in Note 1 of the Audited Financial Statements included in our Annual Report on Form 10-K.

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

Cost of revenues. Cost of revenues includes the costs directly associated with providing services to customers and product and software sales, including software licensing and maintenance costs, telecommunications costs, personnel and infrastructure costs to develop and maintain applications, operate computer networks and provide associated customer support, and other operating expenses.

Selling, general and administrative. Selling, general and administrative expenses (“SG&A”) primarily consists of salaries, wages and related expenses paid to sales personnel, administrative employees and management, advertising and promotional costs, audit and legal fees, and other selling expenses.

Results of Operations

Comparison of the three months ended March 31, 2012 to March 31, 2011

The following tables present the components of our unaudited consolidated statements of income and comprehensive income by business segment and the change in those amounts for the three months ended March 31, 2012 and 2011.

Revenues

	Three months ended March 31,		Variance
(Dollar amounts in thousands)	2012	2011
Transaction processing	$22,899	$20,271	$2,628	13%
Merchant acquiring, net	17,661	14,748	2,913	20%
Business solutions	41,928	40,771	1,157	3%

Total revenues	$82,488	$75,790	$6,698	9%

Revenue growth across our three reportable segments was primarily attributable to higher sales volume and transactions in both our local and international markets and the increased penetration of our products and services in the markets we serve.

Reconciliation of Total Revenues to Gross Revenues

We define “gross revenues” as total revenues including interchange fees (related to our Merchant Acquiring business) from our merchant customers that we collect on behalf of, and remit entirely to, the cards associations whose transactions we process. Total revenues is calculated and presented in EVERTEC’s financial statements net of these fees. Therefore, gross revenues is a supplemental measure of our performance that is not in accordance with GAAP. We caution investors that amounts presented in accordance with our definition of gross revenues may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate gross revenues in the same manner. We present gross revenues because we consider it an important supplemental measure of our performance to compare ourselves to competitors and the industry and to monitor margins. We also believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.

A reconciliation of total revenues to gross revenues of the continuing operations is provided below.

	Three months ended March 31,
(Dollar amounts in thousands)	2012	2011	Variance
Total revenues	$82,488	$75,790	$6,698	9%
Plus: Interchange fees and assessments in Merchant acquiring	21,128	23,866	(2,738)	-11%

Total gross revenues	$103,616	$99,656	$3,960	4%

Gross revenues
Transaction processing	22,899	20,271	2,628	13%
Merchant acquiring	38,789	38,614	175	0%
Business solutions	41,928	40,771	1,157	3%

Total gross revenues	$103,616	$99,656	$3,960	4%

Operating costs and expenses

	Three months ended March 31,
(Dollar amounts in thousands)	2012	2011	Variance
Cost of revenues	$37,741	$37,504	$237	1%
Selling, general and administrative expenses	8,987	8,495	492	6%
Depreciation and amortization	17,922	17,372	550	3%

Total operating costs and expenses	$64,650	$63,371	$1,279	2%

Total operating costs and expenses, excluding depreciation and amortization, were $46.7 million for the three months ended March 31, 2012, an increase of $0.7 million, or 2%, from $46.0 million for the three months ended March 31, 2011.

Cost of revenues were flat when compared to the same period in 2011. Gross margin percentage for the three months ended March 31, 2012 improved to 54.3% from 50.5% for the corresponding 2011 period. The improvement in margin was mainly driven by our ability to support incremental business volume with lower incremental costs due to our highly scalable technology platform and to cost control initiatives.

Selling, general and administrative expenses for the three months ended March 31, 2012 increased by $0.5 million, or 6%, when compared to the same period in 2011. The increase was mainly related to one-time, non-recurring expenses associated with changes in management.

Depreciation and amortization expense for the three months ended March 31, 2012 increased by $0.6 million, or 3%, mostly related to certain software licenses transferred to the Company as part of a reimbursement agreement with Popular.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended March 31,
(Dollar amounts in thousands)	2012	2011	Variance
Segment income from operations
Transaction processing	$12,309	$10,886	$1,423	13%
Merchant acquiring	8,541	7,369	1,172	16%
Business Solutions	9,080	7,411	1,669	23%

Income from operations before non-recurring costs and depreciation and amortization	29,930	25,666	4,264	17%
Other(1)	(12,092)	(13,247)	1,155	-9%

Income from operations	$17,838	$12,419	$5,419	44%

(1)

Represents non-recurring compensation and benefits, professional fees, transaction and/or transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

Income from operations for the three months ended March 31, 2012, excluding non-recurring costs and depreciation and amortization, was $29.9 million, which is an increase of $4.2 million from the $25.7 million for the corresponding 2011 period.

Income from operations for the first quarter of 2012 increased in each of our reportable segments as compared to the corresponding 2011 period due to higher revenues partially offset by incremented costs related to business growth. The increase in revenues was driven by transaction and dollar volume growth in our Transaction Processing and Merchant Acquiring businesses. In our Business Solutions segment, revenue growth resulted from an increase in volume, new sales and clients and incremental services to existing clients.

See Note 13 of the Unaudited Consolidated Financial Statements for additional information on the Company’s reportable segments and for a reconciliation of the income from operations of the segments to the unaudited consolidated net income.

Non-operating expenses

	Three months ended March 31,
(Dollar amounts in thousands)	2012	2011	Variance
Non-operating expenses
Interest income	$117	$314	$(197)	-63%
Interest expense	(11,176)	(14,122)	2,946	-21%
Earnings of equity method investments	66	—	66	0%
Other expense	(2,260)	(3,886)	1,626	-42%

Total non-operating expenses	$(13,253)	$(17,694)	$4,441	-25%

Non-operating expenses for the three months ended March 31, 2012 decreased as a result of a reduction in interest expense of $2.9 million due to lower outstanding debt attributed to prepayments and the refinancing completed during the first quarter of 2011 and to a reduction of $1.6 million in other expenses. Other expenses for the quarter ended March 31, 2012 are mainly due to a one-time payment of $2.2 million as a result of changes in personnel. Other expenses for the corresponding period in 2011 were due to a one-time, non-recurring $2.2 million expense related to the refinancing of our senior secured credit facilities and a loss of $1.2 million from the settlement of the derivative related to our acquisition of an equity interest in CONTADO from Popular.

Income tax expense (benefit)

	Three months ended March 31,
(Dollar amounts in thousands)	2012	2011	Variance
Income tax expense (benefit)	$1,054	$(29,146)	$30,200	-104%

Income-tax expense for the three months ended March 31, 2012 was $1.1 million, compared to an income-tax benefit of $29.1 million for the corresponding 2011 period. Income tax benefit for the three months ended March 31, 2011 was driven by a reduction in the marginal corporate income-tax rate from 39% to 30%, as a result of the tax reform enacted in Puerto Rico on January 31, 2011. The change in tax rates caused a reduction in current tax expense and in the Company’s deferred tax liability.

Net Income

Net income for the three months ended March 31, 2012 was $3.5 million, compared to net income of $23.9 million for the corresponding 2011 period. The change in net income mainly reflects the income tax benefit for the three months ended March 31, 2011 of $29.1 million. Income before income taxes for the three months ended March 31, 2012 was $4.6 million compared to a loss before income taxes of $5.3 million for the corresponding 2011 period.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, while our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also has available a revolving credit facility of $50.0 million that as of March 31, 2012 was undrawn. Our primary use of cash is for operating expenses, working capital requirements, capital expenditures and debt service obligations as they become due. Also, we may pay dividends to the holders of our equity interests if approved by our board of managers at its sole discretion and in compliance with our debt covenants. In May 2012, among other things, we paid a dividend of approximately $267.0 million to Carib Holdings. For additional information, see Note 15 of the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Based on our current level of operations, we believe our cash flows from operations and available senior secured revolving credit facility will be adequate to meet our liquidity needs for the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest, to pay principal or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. The following table presents our cash flows from operations.

	Three months ended March 31,
(Dollar amounts in thousands)	2012	2011
Cash provided by operating activities	$30,718	$21,694
Cash used in investing activities	(3,883)	(15,817)
Cash used in financing activities	—	(888)

Increase in cash	$26,835	$4,989

Cash provided by operating activities for the three months ended March 31, 2012 increased by $9.0 million when compared to the corresponding period in 2011. Lower cash provided by operating activities for 2011 resulted from a net loss before income taxes of $5.2 million and a prepayment penalty related to the Company’s debt refinancing in the amount of $3.4 million.

Cash used in investing activities for the three months ended March 31, 2012 decreased by $12.0 million when compared to the corresponding 2011 period. Prior period results were primarily driven by the acquisition of an equity interest in CONTADO for $9.2 million and to $3.3 million in higher acquisition of intangibles when compared to the corresponding 2012 period.

Cash used in financing activities for the three months ended March 31, 2011 consisted of a repayment of $0.9 million of our senior secured term loan. No repayments were made for the three months ended March 31, 2012.

Capital Resources

Our principal capital expenditures are related to computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $3.6 million and $7.2 million for the three months ended March 31, 2012 and 2011, respectively. Capital expenditures are expected to be funded by cash flows from operations and, if necessary, borrowings under our revolving credit facility.

Financial Obligations

Senior Secured Credit Facilities

In connection with the Merger, on September 30, 2010 we entered into senior secured credit facilities consisting of (1) a $355.0 million six-year term loan facility and (2) a $50.0 million five-year revolving credit facility. The term loan facility was subject to quarterly amortization payments totaling 1% per annum of the original principal amount of the facility, with the balance payable on the final maturity date. As a result of a voluntary repayment made on May 4, 2011, we have no scheduled quarterly amortization payment obligation until the final lump-sum payment at the maturity date. However, from time to time we may make voluntary payments at our discretion. The senior secured credit facilities allow us to obtain, on an uncommitted basis at the sole discretion of participating lenders, an incremental amount of term loan and/or revolving credit facility commitments not to exceed the greater of $125.0 million and the maximum principal amount of debt that would not cause our senior secured leverage ratio to exceed 3.25 to 1.00.

The senior secured revolving credit facility is available for general corporate purposes and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings. All obligations under the senior secured credit facilities are unconditionally guaranteed by Carib Holdings and, subject to certain exceptions, each of our existing and future wholly-owned subsidiaries. All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of our assets and the assets of the guarantors, subject to certain exceptions. Borrowings under the senior secured term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to a margin over either (a) a base rate as defined in the credit agreement or (b) a LIBOR rate. The senior secured credit facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

On May 9, 2012, we increased the size of our incremental term loan B and incurred an additional $170.0 million principal amount of borrowings thereunder. See Note 15 of the Notes to the Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Senior Notes

In connection with the Merger on September 30, 2010, we issued $220.0 million of senior unsecured notes, of which $210.5 million principal amount was outstanding as of March 31, 2012. Our existing wholly-owned subsidiaries that guarantee our obligations under the senior secured credit facilities also guarantee the senior notes. The senior notes bear interest at a fixed rate of 11.0% per annum and mature on October 1, 2018. The senior notes are not subject to any mandatory or sinking fund payments. However, under certain circumstances related to change of control or asset sales, we may be required to offer to purchase senior notes.

On May 7, 2012, we and EVERTEC Finance, as co-issuers, issued $40.0 million aggregate principal amount of 11% Senior Notes due 2018 (the “New Notes”). The New Notes constitute “Additional Notes” under the Indenture pursuant to which the existing senior notes were originally issued on September 30, 2010. In addition, we obtained a consent from the holders of the senior notes as of the record date of April 27, 2012 to amend the limitation on restricted payments covenant in the indenture governing the senior notes (as amended, the “Indenture”) in order to allow additional dividend or distribution payments by us in an aggregate amount not to exceed $270.0 million. See Note 15 of the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Covenant Compliance

Our senior secured credit facilities and the Indenture contain various restrictive covenants. Our secured credit facilities require us to maintain on a quarterly basis a specified maximum senior secured leverage ratio. The senior secured leverage ratio as defined in our credit facility (total first lien senior secured debt minus available cash, up to a maximum of $50.0 million, as defined, to Adjusted EBITDA) must be less than 3.60 to 1.0 at March 31, 2012. In addition, our senior secured credit facilities, among other things, restrict our ability to incur indebtedness or liens, make investments, declare or pay any dividends to our parent and prepay indebtedness that is junior to such debt. The Indenture, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, issue certain preferred shares, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of the covenants in these agreements are subject to significant exceptions. As of March 31, 2012, the Company was in compliance with the applicable restrictive covenants under its debt agreements.

We have the ability to incur additional debt, subject to limitations imposed by our senior secured credit facilities and the Indenture. Under the Indenture, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to fixed charges, as defined) is at least 2.0 to 1.0. In this Report, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio based on the financial information for the last twelve months at the end of each quarter.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is provided below:

(Dollar amounts in thousands)	Three months ended March 31, 2012	Twelve months ended March 31, 2012
Net income	$3,531	$7,664
Income tax expense	1,054	(2,854)
Interest expense	11,059	47,448
Depreciation and amortization	17,922	70,441

EBITDA	33,566	122,699
Software maintenance reimbursement and other costs (1)	640	2,963
Equity income (2)	(66)	569
Compensation and benefits (3)	2,507	18,376
Pro forma VRP benefits (4)	—	3,168
Transaction and other non-recurring fees (5)	1,257	5,088
Management fees (6)	745	2,653
Purchase accounting (7)	(143)	(1,584)

Adjusted EBITDA	$38,506	$153,932

(1)	Primarily represents reimbursements received for certain software maintenance expenses as part of the Merger.
(2)	Represents CONTADO’s non-cash equity income. In addition, for the last twelve months period includes cash dividends received during 2011.
(3)

For the three months ended March 31, 2012, mainly represents a one-time payment of $2.2 million as a result of the former CEO’s employment modification agreement. For the last twelve months period, also includes a one-time cost related to the Voluntary Retirement Program (“VRP”). Both periods include other adjustments related to non-cash equity based compensation.

(4)

Adjustment represents the pro forma effect of the expected net savings in compensation and benefits related to employees that participated in the VRP offered by the Company during the third quarter of 2011.

(5)	Primarily relates to non-recurring fees to support additional requirements of a stand-alone entity and to certain other adjustments permitted under the credit facility and indenture agreements.
(6)	Represents the management fee payable to the equity sponsors which commenced in January 2011.
(7)

Primarily represents the elimination of the effects of purchase accounting in connection with certain customer service and software related arrangements where EVERTEC receives reimbursements from Popular.

Contractual Obligations

Our contractual obligations have not changed materially from those reported at December 31, 2011 in the Annual Report on Form 10-K, except as described in “Financial Obligations” above.

Off Balance Sheet Arrangements

Currently, we do not have any off balance sheet arrangements.

Debt Repurchases

We have in the past purchased and we or our affiliates in the future may, from time to time, purchase our senior notes. Any such future purchase may be made through open market or privately negotiated transactions with third parties (who may be our affiliates) or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine. See Note 6 of the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our past purchases of senior notes.

Seasonality

EVERTEC’s business generally experiences increased activity during the traditional holiday shopping periods and around other nationally recognized holidays.

Effect of Inflation

While inflationary increases in certain inputs costs, such as occupancy, labor and benefits, and general administrative costs, have an impact on our operating results, inflation has had minimal net impact on our operating results during the last three years as overall inflation has been offset by increased selling process and cost reduction actions. We cannot assure you, however, that we will not be affected by general inflation in the future.

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

Interest rate risk

We issued fixed and floating-rate debt which is subject to the fluctuations in interest rates in respect of our floating-rate debt. Borrowings under our senior secured credit facilities accrue interest at variable rates but are subject to floors or minimum rates. A 100 basis points increase in the applicable margins over our floor(s) on our debt balances outstanding as of March 31, 2012, under our senior secured credit facilities would increase our annual interest expense by approximately $3.3 million.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive income (loss) in the consolidated balance sheet, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of income and comprehensive income. At March 31, 2012 and December 31, 2011, the Company had $0.2 million and $1.3 million, respectively, in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to litigation and arbitration in the ordinary course of business. We are not party to any material litigation or arbitration and are not currently aware of any pending or threatened material litigation at this time.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Employment Agreement, dated as of February 22, 2012, by and between EVERTEC, Inc. and Peter Harrington.

10.2*	Subscription Agreement, dated as of February 22, 2012, by and between Carib Holdings, Inc. and Peter Harrington.

10.3*	Confidential Modification Agreement and General Release, dated as of February 24, 2012, by and between EVERTEC, Inc., Carib Holdings, Inc., Felix M. Villamil Pagani and Lourdes Duran.

10.4*	Carib Latam Holdings, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between Carib Latam Holdings, Inc. and Peter Harrington.

10.5*	Carib Latam Holdings, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between Carib Latam Holdings, Inc. and Felix M. Villamil Pagani.

10.6*	Carib Latam Holdings, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between Carib Latam Holdings, Inc. and Juan Jose Roman-Jimenez.

10.7*	Carib Latam Holdings, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between Carib Latam Holdings, Inc. and Carlos J. Ramirez.

10.8*	Carib Latam Holdings, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between Carib Latam Holdings, Inc. and Luis G. Alvarado.

10.9*	Carib Latam Holdings, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between Carib Latam Holdings, Inc. and Miguel Vizcarrondo.

10.10*	Carib Latam Holdings, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between Carib Latam Holdings, Inc. and Miguel Vizcarrondo.

10.11*	Carib Latam Holdings, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between Carib Latam Holdings, Inc. and Nathaniel Lipman.

10.12*	Carib Latam Holdings, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between Carib Latam Holdings, Inc. and Thomas M. White 2006 Trust.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit Number	Description
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, LLC (Registrant)

Date: May 15, 2012	By:	/s/ Peter Harrington
Peter Harrington Chief Executive Officer

Date: May 15, 2012	By:	/s/ Juan J. Román
Juan J. Román Chief Financial Officer

S-1