Form 10-Q
period 2012-06-30
EVERTEC, LLC
filed 2012-08-14
CIK 1517783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

At August 10, 2012, there were 100 outstanding Limited Liability Company Membership Units of EVERTEC, LLC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERTEC, LLC (Unaudited) Consolidated Balance Sheets

(Dollar amounts in thousands)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash	$25,735	$53,523
Restricted cash	5,521	5,288
Accounts receivable, net	58,289	60,930
Prepaid expenses and other assets	15,725	21,526

Total current assets	105,270	141,267
Investments in equity investees	10,604	12,267
Property and equipment, net	33,743	36,685
Goodwill	373,218	371,712
Other intangible assets, net	425,518	448,914
Other long-term assets	22,733	22,894

Total assets	$971,086	$1,033,739

Liabilities and member’s equity
Current Liabilities:
Accrued liabilities	$33,418	$29,581
Accounts payable	17,517	21,786
Unearned income	776	900
Income tax payable	2,091	3,383
Deferred tax liability, net	891	9,321

Total current liabilities	54,693	64,971
Long-term debt	735,638	523,833
Long-term deferred tax liability, net	7,100	91,431
Other long-term liabilities	449	449

Total liabilities	797,880	680,684

Commitments and contingencies (Note 11)
Member’s equity
Member’s units (100 units issued and outstanding)	—	—
Contributed capital	174,904	326,367
Accumulated (losses) earnings	(2,716)	28,006
Accumulated other comprehensive income (loss), net of tax of $0 and $13	1,018	(1,318)

Total member’s equity	173,206	353,055

Total liabilities and member’s equity	$971,086	$1,033,739

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, LLC (Unaudited) Consolidated Statements of Income and Comprehensive Income

(Dollar amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Transaction processing (from affiliates: $7,708, $7,204, $14,835 and $13,278)	$23,803	$20,765	$46,702	$41,036
Merchant acquiring, net (from affiliates: $1,308, $2,224, $3,237 and $4,450)	17,028	14,719	34,689	29,467
Business solutions (from affiliates: $30,898, $30,364, $61,045 and $61,015)	43,541	43,253	85,469	84,024

Total revenues	84,372	78,737	166,860	154,527

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	39,831	37,655	77,572	75,159
Selling, general and administrative expenses	8,477	8,962	17,464	17,457
Depreciation and amortization	17,830	17,092	35,752	34,464

Total operating costs and expenses	66,138	63,709	130,788	127,080

Income from operations	18,234	15,028	36,072	27,447

Non-operating (expenses) income
Interest income	75	145	192	459
Interest expense	(13,254)	(13,754)	(24,430)	(27,876)
Earnings of equity method investments	509	256	575	256
Other expenses	(8,397)	(93)	(10,657)	(3,979)

Total non-operating (expenses) income	(21,067)	(13,446)	(34,320)	(31,140)

(Loss) income before income taxes	(2,833)	1,582	1,752	(3,693)
Income tax benefit	(88,526)	(391)	(87,472)	(29,537)

Net income	85,693	1,973	89,224	25,844
Other comprehensive income, net of income tax expense of $19, $0, $13 and $0
Foreign currency translation adjustments	1,230	970	2,336	1,414

Total comprehensive income	$86,923	$2,943	$91,560	$27,258

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, LLC (Unaudited) Consolidated Statement of Changes in Member’s Equity

(Dollar amounts in thousands)

	Member’s Units	Contributed Capital	Undistributed Earnings	Accumulated Other Comprehensive (Loss) Income	Total Member’s Equity
Balance at December 31, 2011	100	$326,367	$28,006	$(1,318)	$353,055
Share-based compensation recognized		557			557
Distribution to member		(147,204)	(119,946)		(267,150)
Transfer of prepaid income taxes to member		(4,816)			(4,816)
Net income			89,224		89,224
Other comprehensive income, net of income tax expense of $13				2,336	2,336

Balance at June 30, 2012	100	$174,904	$(2,716)	$1,018	$173,206

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, LLC (Unaudited) Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$89,224	$25,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,752	34,464
Amortization of debt issue costs and premium and accretion of discount	2,427	5,340
Provision for doubtful accounts and sundry losses	1,173	511
Deferred tax benefit	(92,943)	(30,928)
Share-based compensation	557	414
Realized loss on derivative	—	1,399
Unrealized loss of indemnification assets	216	761
Amortization of a contract liability	(703)	(3,384)
Loss on disposition of property and equipment	47	35
Earnings from equity investee	(575)	(256)
Dividend received from equity investee	728	738
Prepayment penalty related to debt refinancing	—	(3,387)
Premium on issuance of long-term debt	2,000	—
(Increase) decrease in assets:
Accounts receivable, net	4,247	9,704
Prepaid expenses and other assets	994	(5,220)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	151	(10,779)
Income tax payable	(1,292)	210
Unearned income	(124)	1,138
Other long-term liabilities	—	(225)

Total adjustments	(47,345)	535

Net cash provided by operating activities	41,879	26,379

Cash flows from investing activities
Net (increase) decrease in restricted cash	(233)	545
Intangible assets acquired	(3,712)	(8,943)
Property and equipment acquired	(5,166)	(4,739)
Proceeds from sales of property and equipment	43	106
Acquisition of an equity method investment	—	(9,244)

Net cash used in investing activities	(9,068)	(22,275)

Cash flows from financing activities
Proceeds from issuance of long-term debt	208,725	—
Debt issuance costs	(2,174)	—
Distribution to member	(267,150)	—
Repayment and repurchase of long-term debt and other liabilities	—	(28,125)

Net cash used in financing activities	(60,599)	(28,125)

Net decrease in cash	(27,788)	(24,021)
Cash at beginning of the period	53,523	55,199

Cash at end of the period	$25,735	$31,178

Supplemental disclosure of non-cash activities:
Foreign currency translation adjustments	$2,336	$1,414
Transfer of prepaid income taxes to member	4,816	—
Dividend declared not received from equity investee	1,457	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

Note 1 – The Company and Summary of Significant Accounting Policies

The Company

EVERTEC, LLC and its subsidiaries are a diversified processing business, offering transaction and payment processing services, merchant acquiring services and business process management solutions in Puerto Rico and certain countries throughout the Caribbean and Latin America. We own and operate the ATH network, the leading debit payment and automated teller machine (“ATM”) network in Puerto Rico. Our products and services include point-of-sale (“POS”) processing, network and switch services, ATM driving services, core bank processing, business process outsourcing solutions, technology infrastructure management and merchant acquiring services. Our Merchant Acquiring business is the largest merchant acquirer in Puerto Rico, and the fifth largest in Latin America, providing an end-to-end electronic payment offering to over 16,000 merchants. EVERTEC’s subsidiaries include Sense Software International Corp. (“Sense”), EVERTEC Dominicana SAS., EVERTEC Latinoamérica, S.A., ATH Costa Rica, S.A. (“ATH CR”), EVERTEC Finance Corp. and T.I.I. Smart Solutions, Inc.

On April 17, 2012, EVERTEC was converted from a Puerto Rico corporation to a Puerto Rico limited liability company (the “Conversion”) for the purpose of improving the consolidated tax efficiency of EVERTEC and its subsidiaries by taking advantage of recent changes to the Puerto Rico Internal Revenue Code, as amended (the “Code”), that permit limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes. Concurrent with the Conversion, Carib Holdings, LLC (formerly known as Carib Holdings, Inc., “Carib Holdings”), which is EVERTEC’s direct parent (“member”), was also converted from a Puerto Rico corporation to a Puerto Rico limited liability company. Prior to these conversions, Carib Latam Holdings, Inc. (“Carib Inc.”) was formed in order to act as the new parent company of Carib Holdings and its subsidiaries, including EVERTEC. In addition, in connection with the Conversion, EVERTEC formed a new wholly owned subsidiary, EVERTEC Finance Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico (“EVERTEC Finance”), to act as co-issuer of the 11% senior notes due 2018.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC, LLC,” “EVERTEC,” “we,” “us,” “the Company,” “our” and “our company” refer for periods on and after the Conversion to EVERTEC, LLC and its subsidiaries (including EVERTEC Finance) on a consolidated basis and refer for periods prior to the Conversion to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Carib Holdings” refers for periods on or after the Conversion to Carib Holdings, LLC and for periods prior to the Conversion to Carib Holdings, Inc. and (c) the term “Co-Issuers” refers to EVERTEC and EVERTEC Finance and none of EVERTEC’s other subsidiaries.

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

In the opinion of management, the accompanying unaudited consolidated financial statements, prepared in accordance with GAAP, contain all adjustments, all of which are normal and recurring in nature, necessary for a fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All of these unaudited consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations for the full year or any future period.

The Consolidated Balance Sheet as of December 31, 2011 was derived from the audited consolidated and combined financial statements for the fiscal year ended December 31, 2011 included in the Annual Report on Form 10-K.

Certain reclassifications have been made to the June 30, 2011 unaudited consolidated financial statements and related notes to conform with the presentation in 2012. Also, as a result of the Conversion, the owner of EVERTEC’s limited liability company membership units is referred to as the “member” and the equity presentations included as part of the unaudited consolidated financial statements and related notes are referred to as “member’s equity.” This presentation is used for periods on and after the Conversion to EVERTEC, LLC and for periods prior to the Conversion.

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

Summary of Significant Accounting Policy

JOBS Act

EVERTEC qualifies as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), which was signed into law on April 5, 2012. As an “emerging growth company” under the JOBS Act, EVERTEC is permitted to, and intends to, rely on exemptions from certain reporting and disclosure requirements. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards until those standards would otherwise apply to private companies. However, EVERTEC has chosen to “opt out” of such extended transition period, and as a result, EVERTEC will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The decision to opt out of the extended transition period is irrevocable.

Note 2 – Recent Accounting Pronouncements

Accounting Standard Update (“ASU”) No. 2012-02- Intangibles-Goodwill and Other (Topic 350). In July 2012 , the Financial Accounting Standard Board issued ASU No. 2012-02 to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30.

An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

In conducting a qualitative assessment, an entity should consider the extent to which relevant events and circumstances, both individually and in the aggregate, could have affected the significant inputs used to determine the fair value of the indefinite-lived intangible asset since the last assessment. An entity also should consider whether there have been changes to the carrying amount of the indefinite-lived intangible asset when evaluating whether it is more likely than not that the indefinite-lived intangible asset is impaired. An entity should consider positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the indefinite-lived intangible asset is impaired. An entity should refer to the examples in ASU No. 2012-02 for guidance about the types of events and circumstances that it should consider in evaluating whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity has made a recent fair value calculation that indicated a difference between the fair value and the then carrying amount of an indefinite-lived intangible asset, that difference also should be included as a factor in considering whether it is more likely than not that the indefinite-lived intangible asset is impaired.

The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Management is evaluating the effect of this Update on our financial statements.

Note 3 – Business Combination

The Merger

On September 30, 2010, EVERTEC, through a merger transaction (the “Merger”), became a wholly-owned subsidiary of Carib Holdings with AP Carib Holdings, Ltd., a subsidiary of a fund managed by Apollo Global Management, LLC (“AP Carib”) and Popular owning approximately 51% and 49%, respectively, of the outstanding voting capital stock of Carib Holdings. The acquisition of EVERTEC was accounted for as a business combination using the purchase method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the assets or liabilities.

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

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

	Three months ended		Six months ended
(Dollar amounts in thousands)	June 30, 2011, as adjusted	June 30, 2011, as reported	June 30, 2011, as adjusted	June 30, 2011, as reported
Income (loss) before income taxes	$1,582	$1,582	$(3,693)	$(3,693)
Income tax benefit	(391)	(477)	(29,537)	(29,523)

Net income	$1,973	$2,059	$25,844	$25,830

Note 4 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	June 30, 2012	December 31, 2011
Buildings	30	$2,127	$2,091
Data processing equipment	3 -5	50,831	45,883
Furniture and equipment	3 -10	6,048	5,912
Leasehold improvements	5 -10	658	610

		59,664	54,496
Less—accumulated depreciation and amortization		(27,448)	(19,316)

Depreciable assets, net		32,216	35,180
Land		1,527	1,505

		$33,743	$36,685

Depreciation and amortization expense related to property and equipment was $4.1 million and $8.1 million for the three and six months ended June 30, 2012, respectively, and $3.7 million and $7.5 million for the corresponding 2011 periods.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 13):

(Dollar amounts in thousands)	Transaction processing	Merchant acquiring, net	Business solutions	Total
Balance at December 31, 2011	$199,745	$166,959	$5,008	$371,712
Foreign currency translation adjustments	1,188	—	318	1,506

Balance at June 30, 2012	$200,933	$166,959	$5,326	$373,218

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

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

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

The carrying amount of other intangible assets for the six months ended June 30, 2012 and the year ended December 31, 2011 consisted of the following:

		June 30, 2012
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer Relationships	14	$314,087	$(39,565)	$274,522
Trademark	10-14	39,950	(6,062)	33,888
Software packages	3-5	110,562	(43,397)	67,165
Non-Compete Agreement	15	56,539	(6,596)	49,943

		$521,138	$(95,620)	$425,518

		December 31, 2011
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer Relationships	14	$313,543	$(28,372)	$285,171
Trademark	10-14	39,950	(4,330)	35,620
Software packages	3-5	106,865	(30,569)	76,296
Non-Compete Agreement	15	56,539	(4,712)	51,827

		$516,897	$(67,983)	$448,914

For the three and six months ended June 30, 2012, the Company recorded amortization expense related to other intangibles of $13.7 million and $27.6 million, respectively, compared to $13.4 million and $27.0 million for the corresponding 2011 periods.

Note 6 – Debt

Net debt as of June 30, 2012 and December 31, 2011 was as follows:

(Dollar amounts in thousands)	June 30, 2012	December 31, 2011
Senior Secured Credit Facility due in September 2016 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus margin(1))	$483,172	$313,333
Senior Notes due on October 1, 2018, paying interest semi-annually at a rate of 11% per annum	252,465	210,500

(1)	Subject to a minimum rate (“LIBOR floor”) of 1.50% at June 30, 2012 and December 31, 2011.

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

On May 7, 2012, EVERTEC and EVERTEC Finance, as co-issuers, issued $40.0 million aggregate principal amount of 11% senior notes due 2018 (the “New Notes”) under the indenture pursuant to which $220.0 million aggregate principal amount of 11% senior notes due 2018 were originally issued on September 30, 2010 and $210.5 million principal amount were outstanding as of December 31, 2011 (the “Existing Notes”). The New Notes were issued pursuant to Supplemental Indenture No. 2 to the indenture and were treated as a single class under the indenture with the Existing Notes.

On May 4, 2012, EVERTEC and EVERTEC Finance obtained the requisite consents from holders of at least a majority of the aggregate principal amount of all outstanding Existing Notes on the record date of April 27, 2012, pursuant to their previously announced consent solicitation. As a result, on May 7, 2012, the Company, EVERTEC Finance, certain subsidiaries of the Company and the Trustee executed Supplemental Indenture No. 3 to the indenture to provide the Company with additional dividend capacity of up to $270.0 million (the “Proposed Amendment”).

On May 9, 2012, the Company entered into an amendment to the agreement governing its senior secured credit facilities to allow, among other things, a restricted payment in an amount not to exceed $270.0 million and certain adjustments to the financial covenant therein. In addition, the Company borrowed an additional $170.0 million under a secured incremental term loan. The incremental term loan also matures on September 30, 2016.

On May 9, 2012, the Company used the net proceeds from the incremental term loan described above and the New Notes, together with cash on hand, to pay a cash distribution of $267.2 million to its direct parent.

The Company incurred $11.4 million in fees in connection with the issuance of the New Notes and the incremental term loan, of which $2.2 million was capitalized and will be amortized over the remaining term of the debt.

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

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

The following table summarizes fair value measurements by level at June 30, 2012 and December 31, 2011 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2012
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$6,120	$6,120

December 31, 2011
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$7,113	$7,113
Expected reimbursement	—	—	351	351

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

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts were entered into in connection with the Merger, and have termination dates up to September 2015. Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the quarters reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of June 30, 2012, therefore resulting in a net unrealized loss of approximately $41,000 and $0.2 million for the three and six months ended June 30, 2012, respectively, and of $0.3 million and $0.8 million for the corresponding 2011 periods, which are reflected within the other expense caption in the unaudited consolidated statements of income and comprehensive income. The current portion of the indemnification assets is included within accounts receivable, net, and the other long-term portion is included within other long-term assets in the accompanying unaudited consolidated balance sheet.

The unobservable inputs related to the Company’s indemnification assets as of June 30, 2012 using the discounted cash flow model include the discount rate of 7.35% and the projected cash flows of $6.2 million.

For indemnification assets a significant increase or decrease in market rates and cash flows could result in a significant impact to the fair value. Also, the credit rating and/or the non-performance credit risk of Popular, which is subjective in nature, also could increase or decrease the sensitivity of the fair value of these assets.

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Amount	Value	Amount	Value
Financial assets:
Indemnification assets:
Software cost reimbursement	$6,120	$6,120	$7,113	$7,113
Expected reimbursements	—	—	351	351
Financial liabilities:
Senior secured term loan	$483,173	$492,859	$313,333	$317,979
Senior notes	252,465	262,086	210,500	213,921

The senior secured term loan and the senior notes prices at June 30, 2012 and December 31, 2011 were obtained using third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.

The senior secured term loan and senior notes, which are not measured at fair value in the balance sheet, could be categorized as Level 3 in the fair value hierarchy.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Indemnification assets:
Beginning balance	$6,580	$12,537	$7,464	$14,836
Payments received	(419)	(1,160)	(1,128)	(2,983)
Unrealized loss recognized in other expenses	(41)	(285)	(216)	(761)

Ending balance	$6,120	$11,092	$6,120	$11,092

Derivatives assets:
Beginning balance	$—	$—	$—	$4,960
Net settlement of derivative	—	—	—	(3,561)
Realized loss on derivative recognized in other expenses	—	—	—	(1,399)

Ending balance	$—	$—	$—	$—

Note 8 – Merchant Acquiring Revenues

Merchant Acquiring revenues are presented net of interchange fees and assessments charged by credit and debit card associations. Said interchange fees and assessments charged by credit and debit card associations to the Company amounted to $20.3 million and $41.5 million for the three and six months ended June 30, 2012, respectively, compared to $25.5 million and $49.4 million for the corresponding 2011 periods.

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

Note 9 – Share-based Compensation

The following table summarizes the nonvested stock options activity for the six months ended June 30, 2012:

Nonvested stock options	Shares	Weighted- average exercise prices
Nonvested at December 31, 2011	2,530,987	$2.59
Granted	398,955	8.97
Forfeitures	(654,438)	2.59
Vested	(22,500)	2.59

Nonvested at June 30, 2012	2,253,004	$3.72

On May 9, 2012, the Company used the net proceeds from the incremental term loan and the New Notes (as described in Note 6), together with cash on hand, to pay a cash distribution of $267.2 million to its direct parent. As a result of the distribution, on May 9, 2012, the board of directors of Carib Inc. approved an equitable adjustment to stock options previously granted pursuant to its Amended and Restated 2010 Equity Incentive Plan (the “Plan”) in order to reduce the exercise price of the outstanding options granted under or subject to the terms of the Plan by $7.41 per share. This adjustment to the exercise price did not impact the compensation expense recognized by the Company for the six months ended June 30, 2012 or the maximum unrecognized cost.

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718. The fair value of the stock options granted during 2012 was estimated using the Black-Scholes-Merton (“BSM”) option pricing model for “Tranche A” options granted under the Plan and the Monte Carlo simulation analysis for “Tranche B” and “Tranche C” options granted under the Plan.

The following table summarizes the nonvested restricted shares activity for the six months ended June 30, 2012:

Nonvested restricted shares	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2011	63,058	$10.00
Granted	14,646	17.07
Vested	(19,435)	10.00

Nonvested at June 30, 2012	58,269	$11.78

Share-based compensation recognized was as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Share-based compensation recognized, net
Stock options, net of income tax expense of $15, $71, $62 and $103	$134	$238	$291	$344
Restricted shares, net of income tax expense of $16, $16, $47 and $21	163	54	266	70

The maximum unrecognized cost for stock options was $6.7 million as of June 30, 2012, which includes $2.0 million, $2.4 million and $2.3 million related to Tranche A, Tranche B and Tranche C options, respectively.

The maximum unrecognized compensation cost for restricted stock was $0.6 million as of June 30, 2012.

Note 10 – Income Tax

On April 17, 2012, as explained in Note 1, the Company was converted from a Puerto Rico corporation into a Puerto Rico limited liability company in order to take advantage of recent changes to the Code that allow limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes. The Company, Carib Holdings and Carib Inc. entered into a Tax Payment Agreement pursuant to which the Company is obligated to make certain payments to Carib Holdings or Carib Inc. for taxable periods or portions thereof occurring on or after April 17, 2012 (the “Effective Date”).

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

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

As a result of the Conversion, EVERTEC’s taxable income from its Puerto Rico operations flows through to its direct parent company. Accordingly, differences between financial statements carrying amounts and tax bases of assets and liabilities are not temporary differences because there are no future tax consequences to EVERTEC. As a result of this transaction, prepaid income taxes of $4.8 million were transferred and a deferred tax liability of $89.2 million was eliminated as of the date of the Conversion.

The components of income tax benefit for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Current tax provision	$3,455	$1,203	$5,471	$1,391
Deferred tax benefit	(91,981)	(1,594)	(92,943)	(30,928)

	$(88,526)	$(391)	$(87,472)	$(29,537)

For the six months ended June 30, 2011, the Company recognized a reduction in its deferred tax liability of $27.6 million, which had been recognized at a higher marginal corporate income tax rate, as a result of the approval in January 2011 of a new Internal Revenue Code, which provides for a maximum corporate income tax rate of 30%, as well as additional tax credits and deductions, among other tax reliefs and changes.

The Company conducts operations in Puerto Rico and certain countries throughout the Caribbean and Latin America. As a result, the income tax expense (benefit) includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense (benefit) for the three and six months ended June 30, 2012 and 2011 and its segregation based on location of operations:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Current tax provision
Puerto Rico	$3,043	$731	$4,951	$345
United States	159	139	343	262
Foreign countries	253	333	177	784

	$3,455	$1,203	$5,471	$1,391

Deferred tax benefit
Puerto Rico	$(91,827)	$(1,425)	$(92,636)	$(30,603)
Foreign countries	(154)	(169)	(307)	(325)

	$(91,981)	$(1,594)	$(92,943)	$(30,928)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

The following table presents the components of the Company’s deferred tax assets and liabilities:

(Dollar amounts in thousands)	June 30, 2012	December 31, 2011
Deferred tax assets
Allowance for doubtful accounts	$50	$540
Unfavorable contract liability	—	211
Other temporary assets	20	909

Total gross deferred tax assets	70	1,660

Deferred tax liabilities (“DTL”)
Deferred compensation	$—	$2,915
Difference between the assigned values and the tax basis of assets and liabilities recognized in purchase	7,892	90,766
Debt issue cost	—	8,513
Other temporary liabilities	169	218

Total gross deferred tax liabilities	8,061	102,412

Deferred tax liability, net	$(7,991)	$(100,752)

The income tax benefit differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Computed income tax at statutory rates	$(850)	$416	$526	$(1,166)
Benefit of net tax-exempt interest income	(2)	(6)	(4)	(7)
Derecognition of deferred tax liability	(89,219)	—	(89,219)	—
Income tax pass-through to parent company	1,490	—	1,490	—
Tax benefit (expense) due to a change in estimate	—	85	—	(591)
Differences in tax rates due to multiple jurisdictions	99	182	251	283
Effect of income subject to tax-exemption grant	(479)	(266)	(605)	(480)
Adjustment to DTL due to changes in enacted tax rate	—	—	—	(27,629)
Reversal of tax uncertainties reserve	—	—	(640)	—
Other	435	(802)	729	53

Income tax benefit	$(88,526)	$(391)	$(87,472)	$(29,537)

Note 11 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation. Total deferred rent obligation as of June 30, 2012 and December 31, 2011 amounted to $0.4 million and $0.5 million, respectively, and is included within the accounts receivable, net caption in the accompanying consolidated balance sheets.

Rent expense of office facilities and real estate for the three and six months ended June 30, 2012 amounted to $1.9 million and $3.9 million, respectively, compared to $2.0 million and $4.1 million for the corresponding 2011 periods. Also, rent expense for telecommunications and other equipment for the three and six months ended June 30, 2012 amounted to $1.9 million and $3.7 million, respectively, compared to $1.9 million and $3.9 million for the corresponding 2011 periods.

EVERTEC is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations or financial condition of the Company. The Company has identified certain claims where it is probable that it will incur a loss, but in the aggregate the loss would be minimal. For other claims, where the proceedings are in an initial phase, the Company is unable to estimate the range of possible loss for such legal proceedings. However, the Company at this time believes that any loss related to these latter claims will not be material.

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

Note 12 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Total revenues (1)(2)	$39,914	$39,792	$79,117	$78,743

Selling, general and administrative expenses
Rent and other fees(3)	$2,663	$2,931	$5,822	$5,898

Interest earned from and charged by affiliate
Interest income	$57	$107	$150	$402

Interest expense(4)	$1,858	$2,280	$3,743	$4,589

(1)	Total revenues from Popular represent 46%, 49%, 46% and 50% of total revenues for each of the periods presented above.
(2)

Includes revenues generated from investees accounted for under the equity method (CONTADO) for the three and six months ended June 30, 2012 of $0.9 million and $1.7 million, respectively, compared to $0.9 million for the corresponding 2011 periods.

(3)

Includes management fees paid to equity sponsors amounting to $0.7 million and $2.0 million for the three and six months ended June 30, 2012, respectively, compared to $0.8 million and $1.5 million for the corresponding 2011 periods.

(4)	Interest expense relates to interest accrued on the senior secured term loan and senior notes held by Popular.

At June 30, 2012 and December 31, 2011, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	June 30, 2012	December 31, 2011
Cash and restricted cash deposits in affiliated bank	$27,514	$52,613

Indemnification assets from Popular reimbursement(1)
Accounts receivable	$1,896	$2,553

Other long-term assets	$4,224	$5,212

Liability related to contract with Popular(2)
Accounts payable	$—	$703

Other due/to from affiliate
Accounts receivable	$17,564	$21,077

Accounts payable	$3,068	$3,036

Long-term debt	$90,186	$90,186

(1)

Recorded in connection with (a) reimbursement from Popular regarding services the Company provides to certain customers of Popular at preferential prices and (b) reimbursement from Popular regarding certain software license costs. For the six months ended June 30, 2012 and the year ended December 31, 2011, the Company received $1.1 million and $7.1 million, respectively, related to these reimbursements.

(2)	Represented a contract liability to provide certain services to a customer of Popular that expired on February 2012.

At June 30, 2012, ATH CR has a credit facility with Popular for $2.9 million, under which a letter of credit of a similar amount was issued in favor of Visa International. EVERTEC entered into a reimbursement agreement with Popular to mirror Popular’s obligations. As a result, EVERTEC is required to indemnify Popular for losses, in case EVERTEC fails to honor these letters of credit.

Note 13 – Segment Information

The Company operates in three business segments: transaction processing, merchant acquiring and business solutions.

The transaction processing segment includes diversified payment products and services, including the ATH network and processing services, card processing, payment processing and electronic benefit transfer (“EBT”) services.

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

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

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Transaction processing	Merchant acquiring, net	Business solutions	Other		Total
Three months ended June 30, 2012

Revenues	$29,019	$17,028	$43,541	$(5,216	) (1)	$84,372

Income from operations	12,756	7,970	8,870	(11,362	) (2)	18,234

Three months ended June 30, 2011

Revenues	25,542	14,719	43,253	(4,777	) (1)	78,737

Income from operations	10,502	6,777	9,865	(12,116	) (2)	15,028

(1)	Represents the elimination of intersegment revenues for services provided by the transaction processing segment to merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)

Represents non-recurring compensation and benefits, professional fees, transaction and/or transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

(Dollar amounts in thousands)	Transaction processing	Merchant acquiring, net	Business solutions	Other		Total
Six months ended June 30, 2012

Revenues	$57,248	$34,689	$85,469	$(10,546	) (1)	$166,860

Income from operations	25,065	16,511	17,950	(23,454	) (2)	36,072

Six months ended June 30, 2011

Revenues	50,385	29,467	84,024	(9,349	) (1)	154,527

Income from operations	21,388	14,146	17,276	(25,363	) (2)	27,447

(1)	Represents the elimination of intersegment revenues for services provided by the transaction processing segment to merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)

Represents non-recurring compensation and benefits, professional fees, transaction and/or transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

The reconciliation of income from operations to consolidated net income for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Segment income from operations
Transaction processing	$12,756	$10,502	$25,065	$21,388
Merchant acquiring	7,970	6,777	16,511	14,146
Business solutions	8,870	9,865	17,950	17,276
Other(1)	(11,362)	(12,116)	(23,454)	(25,363)

Income from operations	$18,234	$15,028	$36,072	$27,447

Interest expense, net	(13,179)	(13,609)	(24,238)	(27,417)
Earnings of equity method investments	509	256	575	256
Other expenses	(8,397)	(93)	(10,657)	(3,979)
Income tax benefit	88,526	391	87,472	29,537

Net income	$85,693	$1,973	$89,224	$25,844

(1)

Represents non- recurring compensation and benefits, professional fees, transaction and/or transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

Note 14 – Guarantor of the Senior Notes and Non-Guarantor Consolidated Financial Information

The Company issued senior notes on September 30, 2010 in a principal amount of $220.0 million and on May 7, 2012 in a principal amount of $40.0 million, all of which were co-issued by the Company’s 100% owned subsidiary, EVERTEC Finance Corp., and guaranteed by the Company’s other 100% owned subsidiaries (see Note 6). The following financial information presents the balance sheets as of June 30, 2012 and December 31, 2011, the statements of income and comprehensive income for the three and six months ended June 30, 2012 and 2011 and the statements of cash flows for the six months ended June 30, 2012 and 2011of (i) EVERTEC (Parent); (ii) the subsidiaries that are guarantors of the senior notes; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by EVERTEC (“Parent”) and all guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of Parent to obtain funds from any of the guarantor subsidiaries by dividends or loan.

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

	Consolidated Balance Sheet as of June 30, 2012
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)
Assets
Current Assets:
Cash	$14,882	$9,251	$1,602	$—	$25,735
Restricted cash	5,521	—	—	—	5,521
Short-term note due from affiliate	—	8,200	—	(8,200)	—
Accounts receivable, net	40,351	2,733	15,205	—	58,289
Prepaid expenses and other assets	14,662	588	585	(110)	15,725

Total current assets	75,416	20,772	17,392	(8,310)	105,270
Investment in subsidiaries, at equity	138,845	—	—	(128,241)	10,604
Property and equipment, net	28,170	715	4,858	—	33,743
Goodwill	296,979	44,082	32,157	—	373,218
Other intangible assets, net	397,130	16,662	11,726	—	425,518
Other long-term assets	22,733	—	—	—	22,733

Total assets	$959,273	$82,231	$66,133	$(136,551)	$971,086

Liabilities and member’s equity
Current Liabilities:
Accrued liabilities	$31,952	$640	$826	$—	$33,418
Accounts payable	9,396	603	7,518	—	17,517
Unearned income	432	344	—	—	776
Income tax payable	—	1,521	570	—	2,091
Short-term note due to affiliate	8,200	—	—	(8,200)	—
Deferred tax liability, net	—	457	434	—	891

Total current liabilities	49,980	3,565	9,348	(8,200)	54,693
Long-term debt	735,638	—	—	—	735,638
Long-term deferred tax liability, net	—	3,918	3,182	—	7,100
Other long-term liabilities	449	—	—	—	449

Total liabilities	786,067	7,483	12,530	(8,200)	797,880

Member’s equity
Member’s units	—	55	998	(1,053)	—
Contributed capital	174,904	69,676	50,851	(120,527)	174,904
Accumulated (losses) earnings	(2,716)	4,898	713	(5,611)	(2,716)
Accumulated other comprehensive income	1,018	119	1,041	(1,160)	1,018

Total member’s equity	173,206	74,748	53,603	(128,351)	173,206

Total liabilities and member’s equity	$959,273	$82,231	$66,133	$(136,551)	$971,086

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

	Consolidated Balance Sheet
	as of December 31, 2011
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)
Assets
Current Assets:
Cash	$36,868	$11,179	$5,476	$—	$53,523
Restricted cash	5,288	—	—	—	5,288
Accounts receivable, net	41,435	7,097	12,398	—	60,930
Prepaid expenses and other assets	20,642	530	504	(150)	21,526

Total current assets	104,233	18,806	18,378	(150)	141,267
Investment in subsidiaries, at equity	135,384	—	—	(123,117)	12,267
Property and equipment, net	30,823	719	5,143	—	36,685
Goodwill	296,980	43,389	31,343	—	371,712
Other intangible assets, net	419,835	17,104	11,975	—	448,914
Other long-term assets	22,894	—	—	—	22,894

Total assets	$1,010,149	$80,018	$66,839	$(123,267)	$1,033,739

Liabilities and member’s equity
Current Liabilities:
Accrued liabilities	$28,473	$573	$535	$—	$29,581
Accounts payable	11,192	838	9,756	—	21,786
Unearned income	504	404	—	(8)	900
Income tax payable	—	2,424	959	—	3,383
Deferred tax liability, net	8,835	295	246	(55)	9,321

Total current liabilities	49,004	4,534	11,496	(63)	64,971
Long-term debt	523,833	—	—	—	523,833
Long-term deferred tax liability, net	83,808	4,204	3,419	—	91,431
Other long-term liabilities	449	—	—	—	449

Total liabilities	657,094	8,738	14,915	(63)	680,684

Member’s equity
Member’s units	—	55	998	(1,053)	—
Contributed capital	326,367	69,358	50,851	(120,209)	326,367
Undistributed earnings	28,006	2,827	357	(3,184)	28,006
Accumulated other comprehensive loss, net of tax of $13, $0, $0, $0 and $13	(1,318)	(960)	(282)	1,242	(1,318)

Total member’s equity	353,055	71,280	51,924	(123,204)	353,055

Total liabilties and member’s equity	$1,010,149	$80,018	$66,839	$(123,267)	$1,033,739

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

	Consolidated Statement of Income (Loss) and Comprehensive Income
	for the three months ended June 30, 2012
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)
Revenues
Transaction processing	$17,411	$2,787	$3,616	$(11)	$23,803
Merchant acquiring, net	17,028	—	—	—	17,028
Business solutions	41,922	1,704	63	(148)	43,541

Total revenues	76,361	4,491	3,679	(159)	84,372

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	34,855	2,607	2,619	(250)	39,831
Selling, general and administrative expenses	7,795	417	700	(435)	8,477
Depreciation and amortization	16,835	439	556	—	17,830

Total operating costs and expenses	59,485	3,463	3,875	(685)	66,138

Income from operations	16,876	1,028	(196)	526	18,234

Non-operating (expenses) income
Interest income	56	66	7	(54)	75
Interest expense	(13,308)	—	—	54	(13,254)
Earnings of equity method investments	1,323	—	—	(814)	509
Other (expenses) income	(7,979)	(177)	192	(433)	(8,397)

Total non-operating (expenses) income	(19,908)	(111)	199	(1,247)	(21,067)

(Loss) income before income taxes	(3,032)	917	3	(721)	(2,833)
Income tax (benefit) expense	(88,725)	116	16	67	(88,526)

Net income (loss)	85,693	801	(13)	(788)	85,693
Other comprehensive income, net of a tax expense of $19, $0, $0, $0 and $19
Foreign currency translation adjustments	1,230	219	1,043	(1,262)	1,230

Total comprehensive income	$86,923	$1,020	$1,030	$(2,050)	$86,923

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

	Consolidated Statement of Income and Comprehensive Income
	for the three months ended June 30, 2011
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)
Revenues
Transaction processing	$15,111	$2,292	$3,370	$(8)	$20,765
Merchant acquiring, net	14,719	—	—	—	14,719
Business solutions	42,397	895	57	(96)	43,253

Total revenues	72,227	3,187	3,427	(104)	78,737

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	33,397	2,053	2,296	(91)	37,655
Selling, general and administrative expenses	8,231	211	520	—	8,962
Depreciation and amortization	16,184	334	574	—	17,092

Total operating costs and expenses	57,812	2,598	3,390	(91)	63,709

Income from operations	14,415	589	37	(13)	15,028

Non-operating (expenses) income
Interest income	106	24	15	—	145
Interest expense	(13,754)	—	—	—	(13,754)
Earnings of equity method investments	1,128	—	—	(872)	256
Other (expenses) income	(465)	250	122	—	(93)

Total non-operating (expenses) income	(12,985)	274	137	(872)	(13,446)

Income before income taxes	1,430	863	174	(885)	1,582
Income tax (benefit) expense	(543)	149	5	(2)	(391)

Net income	1,973	714	169	(883)	1,973
Other comprehensive income
Foreign currency translation adjustments	970	717	253	(970)	970

Total comprehensive income	$2,943	$1,431	$422	$(1,853)	$2,943

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

	Consolidated Statement of Income and Comprehensive Income
	for the six months ended June 30, 2012
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)
Revenues
Transaction processing	$33,866	$5,668	$7,188	$(20)	$46,702
Merchant acquiring, net	34,689	—	—	—	34,689
Business solutions	82,234	3,361	125	(251)	85,469

Total revenues	150,789	9,029	7,313	(271)	166,860

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	67,748	5,268	4,856	(300)	77,572
Selling, general and administrative expenses	16,139	860	1,332	(867)	17,464
Depreciation and amortization	33,746	869	1,137	—	35,752

Total operating costs and expenses	117,633	6,997	7,325	(1,167)	130,788

Income from operations	33,156	2,032	(12)	896	36,072

Non-operating (expenses) income
Interest income	148	85	13	(54)	192
Interest expense	(24,484)	—	—	54	(24,430)
Earnings of equity method investments	2,978	—	—	(2,403)	575
Other (expenses) income	(10,032)	(306)	547	(866)	(10,657)

Total non-operating (expenses) income	(31,390)	(221)	560	(3,269)	(34,320)

Income before income taxes	1,766	1,811	548	(2,373)	1,752
Income tax (benefit) expense	(87,458)	(262)	193	55	(87,472)

Net income	89,224	2,073	355	(2,428)	89,224
Other comprehensive income, net of tax expense of $13, $0, $0, $0 and $13
Foreign currency translation adjustments	2,336	1,079	1,323	(2,402)	2,336

Total comprehensive income	$91,560	$3,152	$1,678	$(4,830)	$91,560

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

	Consolidated Statement of Income and Comprehensive Income
	for the six months ended June 30, 2011
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)
Revenues
Transaction processing	$29,941	$4,433	$6,670	$(8)	$41,036
Merchant acquiring, net	29,467	—	—	—	29,467
Business solutions	81,597	2,484	110	(167)	84,024

Total revenues	141,005	6,917	6,780	(175)	154,527

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	65,796	4,667	4,833	(137)	75,159
Selling, general and administrative expenses	16,324	348	785	—	17,457
Depreciation and amortization	32,438	882	1,144	—	34,464

Total operating costs and expenses	114,558	5,897	6,762	(137)	127,080

Income from operations	26,447	1,020	18	(38)	27,447

Non-operating (expenses) income
Interest income	399	33	27	—	459
Interest expense	(27,876)	—	—	—	(27,876)
Earnings of equity method investments	1,466	—	—	(1,210)	256
Other (expenses) income	(4,352)	251	122	—	(3,979)

Total non-operating (expenses) income	(30,363)	284	149	(1,210)	(31,140)

(Loss) income before income taxes	(3,916)	1,304	167	(1,248)	(3,693)
Income tax (benefit) expense	(29,760)	184	57	(18)	(29,537)

Net income	25,844	1,120	110	(1,230)	25,844
Other comprehensive income
Foreign currency translation adjustments	1,414	924	490	(1,414)	1,414

Total comprehensive income	$27,258	$2,044	$600	$(2,644)	$27,258

EVERTEC, LLC Notes to Unaudited Consolidated Financial Statements

	Consolidated Statement of Cash Flows
	for the six months ended June 30, 2012
	EVERTEC	Guarantor	Non-Guarantor		EVERTEC
(Dollar amounts in thousands)	(Parent Only)	Subsidiaries	Subsidiary	Eliminations	(Consolidated)
Cash flows from operating activities	$39,112	$6,415	$(3,648)	$—	$41,879

Cash flows from investing activities
Net increase in restricted cash	(233)	—	—	—	(233)
Intangible assets acquired	(3,658)	(38)	(16)	—	(3,712)
Property and equipment acquired	(4,851)	(105)	(210)	—	(5,166)
Proceeds from sales of property and equipment	43	—	—	—	43

Net cash used in investing activities	(8,699)	(143)	(226)	—	(9,068)

Cash flows from financing activities
Proceeds from issuance of long-term debt	208,725	—	—	—	208,725
Debt issuance costs	(2,174)	—	—	—	(2,174)
Distribution to member	(267,150)	—	—	—	(267,150)
Short-term note due to (from) affiliates	8,200	(8,200)	—	—	—

Net cash used in financing activities	(52,399)	(8,200)	—	—	(60,599)

Net decrease in cash	(21,986)	(1,928)	(3,874)	—	(27,788)
Cash at beginning of the period	36,868	11,179	5,476	—	53,523

Cash at end of the period	$14,882	$9,251	$1,602	$—	$25,735

	Consolidated Statement of Cash Flows
	for the six months ended June 30, 2011
	EVERTEC	Guarantor	Non-Guarantor		EVERTEC
(Dollar amounts in thousands)	(Parent Only)	Subsidiaries	Subsidiary	Eliminations	(Consolidated)
Cash flows from operating activities	$22,755	$2,282	$1,342	$—	$26,379

Cash flows from investing activities
Net decrease in restricted cash	545	—	—	—	545
Intangible assets acquired	(8,913)	(30)		—	(8,943)
Property and equipment acquired	(4,546)	(140)	(53)	—	(4,739)
Proceeds from sale of property and equipment	74	—	32	—	106
Acquisition of an equity method investment	(9,244)	—	—	—	(9,244)

Net cash used in investing activities	(22,084)	(170)	(21)	—	(22,275)

Cash flows from financing activities
Repayment and purchase of long-term debt and other liabilities	(28,125)	—	—	—	(28,125)

Net cash used in financing activities	(28,125)	—	—	—	(28,125)

Net (decrease) increase in cash	(27,454)	2,112	1,321	—	(24,021)
Cash at beginning of the period	45,551	5,739	3,909	—	55,199

Cash at end of the period	$18,097	$7,851	$5,230	$—	$31,178

Note 15 – Subsequent Events

The Company evaluated subsequent events through the date that these unaudited consolidated financial statements were issued. There were no subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and six months ended June 30, 2012 and 2011, respectively; and (ii) the financial condition as of June 30, 2012. You should read the following discussion and analysis in conjunction with the audited consolidated and combined financial statements and related notes for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K and with the unaudited consolidated financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

On April 17, 2012, EVERTEC was converted from a Puerto Rico corporation to a Puerto Rico limited liability company (the “Conversion”) for the purpose of improving the consolidated tax efficiency of EVERTEC and its subsidiaries by taking advantage of recent changes to the Puerto Rico Internal Revenue Code, as amended, that permit limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes. See Note 1 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this transaction.

Overview of Results of Operations

The following briefly describes the components of revenues and expenses as presented in the unaudited consolidated statements of income and comprehensive income. Descriptions of the revenue recognition policies are detailed in Note 1 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements included in our Annual Report on Form 10-K.

Transaction processing. Transaction processing revenues are comprised of revenues related to providing access to the ATH network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point-of-sale (“POS”) transactions, ATM management and monitoring. Transaction processing revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and electronic benefits transfer (which principally consist of services to the Puerto Rico government for the delivery of government benefits to participants).

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

Selling, general and administrative. Selling, general and administrative expenses primarily consists of salaries, wages and related expenses paid to sales personnel, administrative employees and management, advertising and promotional costs, audit and legal fees, and other selling expenses.

Results of Operations

Comparison of the three months ended June 30, 2012 to June 30, 2011

The following tables present the components of our unaudited consolidated statements of income and comprehensive income by business segment and the change in those amounts for the three months ended June 30, 2012 and 2011.

Revenues

	Three months ended June 30,
(Dollar amounts in thousands)	2012	2011	Variance
Transaction processing	$23,803	$20,765	$3,038	15%
Merchant acquiring, net	17,028	14,719	2,309	16%
Business solutions	43,541	43,253	288	1%

Total revenues	$84,372	$78,737	$5,635	7%

Revenues across our three reportable segments increased when compared to the corresponding 2011 period. Revenue growth in the Transaction Processing and Business Solutions segments was primarily attributable to an increase in transactions and further penetration of our products and services in the markets we serve. The increase in Merchant Acquiring segment net revenues was driven primarily by higher sales volumes and higher realized net margin.

Reconciliation of Total Revenues to Gross Revenues

We define “gross revenues” as total revenues including interchange fees (related to our Merchant Acquiring business) from our merchant customers that we collect on behalf of, and remit entirely to, the cards associations whose transactions we process. Total revenues is calculated and presented in EVERTEC’s financial statements net of these fees. Therefore, gross revenues is a supplemental measure of our performance that is not in accordance with GAAP. We caution investors that amounts presented in accordance with our definition of gross revenues may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate gross revenues in the same manner. We present gross revenues because we consider it an important supplemental measure of our performance to compare ourselves to competitors and the industry, and to monitor margins. We also believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.

A reconciliation of total revenues to gross revenues is provided below.

	Three months ended June 30,
(Dollar amounts in thousands)	2012	2011	Variance
Total revenues	$84,372	$78,737	$5,635	7%
Plus: Interchange fees and assessments in Merchant acquiring	20,346	25,507	(5,161)	-20%

Total gross revenues	$104,718	$104,244	$474	0%

Gross revenues
Transaction processing	$23,803	$20,765	$3,038	15%
Merchant acquiring	37,374	40,226	(2,852)	-7%
Business solutions	43,541	43,253	288	1%

Total gross revenues	$104,718	$104,244	$474	0%

Operating costs and expenses

	Three months ended June 30,
(Dollar amounts in thousands)	2012	2011	Variance
Cost of revenues	$39,831	$37,655	$2,176	6%
Selling, general and administrative expenses	8,477	8,962	(485)	-5%
Depreciation and amortization	17,830	17,092	738	4%

Total operating costs and expenses	$66,138	$63,709	$2,429	4%

Cost of revenues increased by $2.2 million, or 6%, when compared to the same period in 2011. The results for 2012 were driven by higher equipment expenses and professional services to support business growth, partially offset by a decrease in personnel expenses from cost control initiatives implemented in late 2011. Gross margin percentage for the three months ended June 30, 2012 improved by approximately 61 basis point to 52.8% from 52.2% for the corresponding 2011 period. The improvement in our gross margin was primarily driven by the operating leverage inherent in our highly scalable, leading technology platform and productivity enhancements.

Selling, general and administrative expenses for the three months ended June 30, 2012 decreased by $0.5 million, or 5%, when compared to the same period in 2011. The decrease was primarily attributable to a reduction in personnel expenses resulting from cost control initiatives.

Depreciation and amortization expense for the three months ended June 30, 2012 increased by $0.7 million, or 4%, mostly related to data processing equipment and amortization of software packages associated with certain new projects.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended June 30,
(Dollar amounts in thousands)	2012	2011	Variance
Segment income from operations
Transaction processing	$12,756	$10,502	$2,254	21%
Merchant acquiring	7,970	6,777	1,193	18%
Business solutions	8,870	9,865	(995)	-10%

Income from operations before non-recurring costs and depreciation and amortization	29,596	27,144	2,452	9%
Other(1)	(11,362)	(12,116)	754	-6%

Income from operations	$18,234	$15,028	$3,206	21%

(1)

Represents non-recurring compensation and benefits, professional fees, transaction and/or transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

Income from operations for the three months ended June 30, 2012 increased in both Transaction Processing and Merchant Acquiring segments as compared to the corresponding 2011 period as a result of an increase in transaction volumes, higher net realized margin and our ability to maintain lower incremental costs. The decrease in income from operations in our Business Solutions segment resulted from a slight increase in revenues offset by an increase in operational expenses mainly driven by lower capitalized salaries when compared to the same period in 2011.

See Note 13 of the Notes to Unaudited Consolidated Financial Statements for additional information on the Company’s reportable segments and for a reconciliation of the income from operations of the segments to the unaudited consolidated net income.

Non-operating income (expenses)

	Three months ended June 30,
(Dollar amounts in thousands)	2012	2011	Variance
Interest income	$75	$145	$(70)	-48%
Interest expense	(13,254)	(13,754)	500	-4%
Earnings of equity method investments	509	256	253	99%
Other expense	(8,397)	(93)	(8,304)	n/m

Total non-operating income (expenses)	$(21,067)	$(13,446)	$(7,621)	57%

Non-operating expenses for the three months ended June 30, 2012 increased by $7.6 million, or 57%, primarily as a result of higher expenses of $8.3 million associated with the issuance of additional debt, partially offset by a decrease of $0.5 million in interest expense. Variance in interest expense is due to the net effect of a one-time charge of $1.8 million associated with a prepayment made during the second quarter of 2011 and a lower interest rate in 2012, partially offset by higher outstanding balance as a result of the issuance of additional debt in May 2012.

Income tax benefit

Income tax benefit for the three months ended June 30, 2012 amounted to $88.5 million compared to $0.4 million for the corresponding 2011 period. The income tax benefit for the three months ended June 30, 2012 was driven by the elimination of EVERTEC’s deferred tax liability balance amounting to $89.2 million related to its operations in Puerto Rico following the Conversion. See Note 10 of the Notes to Unaudited Consolidated Financial Statements for additional information regarding this transaction.

Net Income

Net income for the three months ended June 30, 2012 was $85.7 million, compared to net income of $2.0 million for the corresponding 2011 period. The net income results for the three months ended June 30, 2012 mainly reflects the elimination of EVERTEC’s deferred tax liability balance amounting to $89.2 million related to its operations in Puerto Rico following the Conversion. Income before income taxes for the three months ended June 30, 2012 was $2.8 million compared to $1.6 million for the corresponding 2011 period.

Comparison of the six months ended June 30, 2012 to June 30, 2011

The following tables present the components of our unaudited consolidated statements of income and comprehensive income by business segment and the change in those amounts for the six months ended June 30, 2012 and 2011.

Revenues

	Six months ended June 30,
(Dollar amounts in thousands)	2012	2011	Variance
Transaction processing	$46,702	$41,036	$5,666	14%
Merchant acquiring, net	34,689	29,467	5,222	18%
Business solutions	85,469	84,024	1,445	2%

Total revenues	$166,860	$154,527	$12,333	8%

Revenue increases across all three reportable segments during the six months ended June 30, 2012 were primarily driven by the aforementioned factors impacting their performance during the three months ended June 30, 2012 as we continue to experience higher net realized margin and growth in transactions and sales volumes in our local and international markets.

Reconciliation of Total Revenues to Gross Revenues

A reconciliation of total revenues to gross revenues is provided below.

	Six months ended June 30,
(Dollar amounts in thousands)	2012	2011	Variance
Total revenues	$166,860	$154,527	$12,333	8%
Plus: Interchange fees and assessments in Merchant acquiring	41,474	49,373	(7,899)	-16%

Total gross revenues	$208,334	$203,900	$4,434	2%

Gross revenues
Transaction processing	$46,702	$41,036	$5,666	14%
Merchant acquiring	76,163	78,840	(2,677)	-3%
Business solutions	85,469	84,024	1,445	2%

Total gross revenues	$208,334	$203,900	$4,434	2%

Operating costs and expenses

	Six months ended June 30,
(Dollar amounts in thousands)	2012	2011	Variance
Cost of revenues	$77,572	$75,159	$2,413	3%
Selling, general and administrative expenses	17,464	17,457	7	0%
Depreciation and amortization	35,752	34,464	1,288	4%

Total operating costs and expenses	$130,788	$127,080	$3,708	3%

Cost of revenues increased by $2.4 million, or 3%, when compared to the same period in 2011. The results for the first half of 2012 were driven by higher equipment expense and professional services fees to support business growth, partially offset by a decrease in personnel expenses from cost control initiatives implemented in 2011. Gross margin percentage for the six months ended June 30, 2012 improved to 53.5% from 51.3% for the corresponding 2011 period. The improvement in margin was mainly driven by our ability to support incremental business volume with lower incremental costs due to our higly scalable technology platform and such cost control initiatives.

Selling, general and administrative expenses for the six months ended June 30, 2012 remained flat when compared to the corresponding 2011 period as a result of the Company’s continuous cost control efforts. We were able to increase our revenues for the period while controlling expenses due to the successful implementation of cost control initiatives.

Depreciation and amortization expense for the six months ended June 30, 2012 increased by $1.3 million, or 4%, mostly related to data processing equipment and amortization of software packages associated with certain new projects.

Income from operations

The following table presents income from operations by reportable segments.

	Six months ended June 30,
(Dollar amounts in thousands)	2012	2011	Variance
Segment income from operations
Transaction processing	$25,065	$21,388	$3,677	17%
Merchant acquiring	16,511	14,146	2,365	17%
Business Solutions	17,950	17,276	674	4%

Income from operations before non-recurring costs and depreciation and amortization	59,526	52,810	6,716	13%
Other(1)	(23,454)	(25,363)	1,909	-8%

Income from operations	$36,072	$27,447	$8,625	31%

(1)

Represents non-recurring compensation and benefits, professional fees, transaction and/or transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

Income from operations in each of our three reportable segments increased when compared to the corresponding 2011 period, due to higher revenues partially offset by incremental costs related to business growth. The increase in revenues was driven by an increase in volumes within our Transaction Processing business, and higher sales volumes and realized net margin in our Merchant Acquiring business. In our Business Solutions segment, revenue growth resulted from an increase in volumes, new sales and incremental services to existing clients.

See Note 13 of the Notes to Unaudited Consolidated Financial Statements for additional information on the Company’s reportable segments and for a reconciliation of the income from operations of the segments to the unaudited consolidated net income.

Non-operating income (expenses)

	Six months ended June 30,
(Dollar amounts in thousands)	2012	2011	Variance
Interest income	$192	$459	$(267)	-58%
Interest expense	(24,430)	(27,876)	3,446	-12%
Earnings of equity method investments	575	256	319	125%
Other expense	(10,657)	(3,979)	(6,678)	168%

Total non-operating income (expenses)	$(34,320)	$(31,140)	$(3,180)	10%

The increase in non-operating expenses was driven by higher other expenses of $6.7 million, partially offset by a reduction in interest expense of $3.4 million. Other expenses for the six months ended June 30, 2012 were primarily comprised of one-time costs of $8.8 million associated with the issuance of additional debt and $2.2 million as a result of changes in personnel. For the corresponding 2011 period, other expenses were primarily comprised of $2.2 million related to the refinancing of our senior secured credit facilities and $1.2 million from the settlement of a derivative related to our acquisition of an equity interest in CONTADO from Popular. The positive year-over-year interest expense variance of $3.4 million was largely a result of one-time charges incurred during the six months ended June 30, 2011 of $2.9 million associated with a refinancing and prepayments, and a lower interest rate in 2012, partially offset by higher outstanding debt balance.

Income tax benefit

Income tax benefit for the six months ended June 30, 2012 amounted to $87.5 million compared to $29.5 million for the corresponding 2011 period. The income tax benefit for the first half of 2012 was primarily driven by the elimination of EVERTEC’s deferred tax liability balance of $89.2 million related to Puerto Rico operations following the Conversion. See Note 10 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

The income tax benefit for the corresponding 2011 period was mainly due to a reduction in the marginal corporate income-tax rate from 39% to 30%, as a result of the tax reform enacted in Puerto Rico on January 31, 2011.

Net Income

Net income for the six months ended June 30, 2012 was $89.2 million, compared to net income of $25.8 million for the corresponding 2011 period. The net income results for 2012 mainly reflect the elimination of the deferred tax liability balance of $89.2 million related to Puerto Rico operations of EVERTEC following the Conversion. Income before income taxes for the six months ended June 30, 2012 was $1.8 million compared to a loss before income taxes of $3.7 million for the corresponding 2011 period.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, while our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have available a revolving credit facility of $50.0 million of which $49.3 million was available as of June 30, 2012 (after giving effect to a $0.7 million letter of credit on behalf of ATH Costa Rica, S.A (“ATH CR”) with Bank of America). In addition, ATH CR has a credit facility with Banco Popular for approximately $2.9 million, under which a letter of credit of a similar amount was issued in favor of Visa International. Our Costa Rican subsidiaries have local lines of credit with Banco Lafise of approximately $0.9 million in aggregate.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures and debt service obligations as they become due. Interest expense may increase as a result of the additional debt issued during the second quarter of 2012. Also, we may pay dividends to the holders of our equity interests if approved by our board of managers at its sole discretion and in compliance with our debt covenants. On May 9, 2012, we made a cash distribution of $267.2 million to EVERTEC’s direct parent, Carib Holdings. For additional information, see Note 6 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

	Six months ended June 30,
(Dollar amounts in thousands)	2012	2011
Cash provided by operating activities	$41,879	$26,379
Cash used in investing activities	(9,068)	(22,275)
Cash used in financing activities	(60,599)	(28,125)

Decrease in cash	$(27,788)	$(24,021)

Cash provided by operating activities for the six months ended June 30, 2012 increased by $15.5 million when compared to the corresponding period in 2011. Higher cash provided by operating activities in 2012 resulted from an increase in income from operations of $8.6 million and $2.0 million from a premium received from the issuance of additional debt. Cash provided by operating activities for 2011 included a $3.4 million prepayment penalty related to the Company’s debt refinancing.

Cash used in investing activities for the six months ended June 30, 2012 decreased by $13.2 million when compared to the corresponding 2011 period. In the prior period we acquired an equity interest in CONTADO for $9.2 million and had higher acquisition of intangibles amounting to $4.8 million when compared to the corresponding 2012 period.

Cash used in financing activities for the six months ended June 30, 2012 consisted of $208.7 million in proceeds from the issuance of additional debt, offset by $2.2 million in debt issuance cost associated with the additional debt and $267.2 million distribution made to our parent company. Cash used in financing activities for the six months ended June 30, 2011 consisted of a repayment of $28.1 million of our senior secured term loan.

Capital Resources

Our principal capital expenditures are related to computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $5.2 million and $8.9 million for the three and six months ended June 30, 2012 compared to $6.5 million and $13.7 million for the three and six months ended June 30, 2011, respectively. Capital expenditures are expected to be funded by cash flows from operations and, if necessary, borrowings under our revolving credit facility.

Financial Obligations

Senior Secured Credit Facilities

In connection with the Merger, on September 30, 2010 we entered into senior secured credit facilities consisting of (1) a $355.0 million six-year term loan facility and (2) a $50.0 million five-year revolving credit facility. The term loan facility was subject to quarterly amortization payments totaling 1% per annum of the original principal amount of the facility, with the balance payable on the final maturity date. As a result of a voluntary repayment made on May 4, 2011, we have no scheduled quarterly amortization payment obligation until the final lump-sum payment at the maturity date. However, our senior secured credit agreement contains certain provisions that may require prepayments as a result of increases in the senior secured leverage ratio. The incremental term loan and the reduction of cash, as a result of the distribution made to our member, are factors impacting our senior secured leverage ratio. At June 30, 2012, the senior secured leverage ratio was 2.98. If the senior secured leverage ratio at year end is equal to or greater than 2.50x, a 50% prepayment of the excess cash flow generated must be made. If the senior secured leverage ratio is less than or equal to 2.50x and greater than 2.00x, a 25% prepayment is required. If the senior secured leverage ratio is less than or equal to 2.00x no prepayments are necessary.

On May 9, 2012, we entered into an amendment to the agreement governing our senior secured credit facilities to allow, among other things, a restricted payment in an amount not to exceed $270.0 million and certain adjustments to the financial covenant therein. In addition, we borrowed an additional $170.0 million under a secured incremental term loan. As of June 30, 2012, the outstanding balance under the senior secured credit facilities amounted to $483.2 million.

The senior secured credit facilities allow us to obtain, on an uncommitted basis at the sole discretion of participating lenders, an incremental amount of term loan and/or revolving credit facility commitments not to exceed the maximum principal amount of debt that would not cause our senior secured leverage ratio to exceed 3.25 to 1.00.

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

See Note 6 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Senior Notes

In connection with the Merger on September 30, 2010, we issued $220.0 million of senior unsecured notes. On May 7, 2012, we and EVERTEC Finance, as co-issuers, issued $40.0 million aggregate principal amount of 11% Senior Notes due 2018 (the “New Notes”). The New Notes constitute “Additional Notes” under the indenture pursuant to which the existing senior notes were originally issued on September 30, 2010. Our existing wholly-owned subsidiaries that guarantee our obligations under the senior secured credit facilities also guarantee the senior notes. The senior notes bear interest at a fixed rate of 11.0% per annum and mature on October 1, 2018. The senior notes are not subject to any mandatory or sinking fund payments. However, under certain circumstances related to change of control or asset sales, we may be required to offer to purchase senior notes. As of June 30, 2012, the principal outstanding balance of the senior notes was $250.5 million.

On May 7, 2012, we obtained a consent from the holders of the senior notes as of the record date of April 27, 2012 to amend the limitation on restricted payments covenant in the indenture governing the senior notes in order to allow additional dividend or distribution payments by us in an aggregate amount not to exceed $270.0 million. See Note 6 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Covenant Compliance

Our senior secured credit facilities and the indenture contain various restrictive covenants. Our secured credit facilities require us to maintain on a quarterly basis a specified maximum senior secured leverage ratio. The senior secured leverage ratio as defined in our credit facility (total first lien senior secured debt minus available cash, up to a maximum of $50.0 million, as defined, to Adjusted EBITDA) must be less than 3.85 to 1.0 at June 30, 2012. In addition, our senior secured credit facilities, among other things, restrict our ability to incur indebtedness or liens, make investments, declare or pay any dividends to our parent and prepay indebtedness that is junior to such debt. The indenture, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue certain preferred shares, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of the covenants in these agreements are subject to significant exceptions. As of June 30, 2012, we were in compliance with the applicable restrictive covenants under our debt agreements.

We have the ability to incur additional debt, subject to limitations imposed by our senior secured credit facilities and the indenture governing our senior notes. Under the indenture, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to fixed charges, as defined) is at least 2.0 to 1.0. In this Report, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio based on the financial information for the last twelve months at the end of each quarter.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is provided below:

	Three months ended	Six months ended	Twelve months ended
(Dollar amounts in thousands)	June 30, 2012	June 30, 2012	June 30, 2012
Net income	$85,693	$89,224	$91,384
Income tax benefit	(88,526)	(87,472)	(90,989)
Interest expense, net	13,179	24,238	47,018
Depreciation and amortization	17,830	35,752	71,179

EBITDA	28,176	61,742	118,592
Software maintenance reimbursement and other costs (1)	667	1,307	3,219
Equity income (2)	219	153	306
Compensation and benefits (3)	593	3,100	18,256
Pro forma VRP benefits (4)	—	—	1,584
Transaction and other non-recurring fees (5)	10,477	11,734	13,895
Management fees (6)	746	1,491	2,763
Purchase accounting (7)	41	(102)	(1,266)

Adjusted EBITDA	$40,919	$79,425	$157,349

(1)	Primarily represents reimbursements received for certain software maintenance expenses as part of the Merger.
(2)	Represents CONTADO’s non-cash equity income and cash dividends received.
(3)

For the six months ended June 30, 2012, mainly represents a one-time payment of $2.2 million as a result of the former CEO’s employment modification agreement. For the last twelve months period, also includes a one-time cost related to the Voluntary Retirement Program (“VRP”). All periods include other adjustments related to non-cash equity based compensation.

(4)

Adjustment represents the pro forma effect of the expected net savings in compensation and benefits related to employees that participated in the VRP offered by the Company during the third quarter of 2011.

(5)

Primarily relates to non-recurring fees associated with the issuance of additional debt during the second quarter of 2012 and the distribution made to our direct parent company. Also, includes adjustments to support additional requirements of a stand-alone entity and to certain other adjustments permitted under the credit facility and indenture agreements.

(6)	Represents the management fee payable to the equity sponsors.
(7)

Primarily represents the elimination of the effects of purchase accounting in connection with certain customer service and software related arrangements where EVERTEC receives reimbursements from Popular.

Contractual Obligations

Our contractual obligations have not changed materially from those reported at December 31, 2011 in the Annual Report on Form 10-K, except for the issuance of additional debt and the incremental term loan, as described in “Financial Obligations” above.

The following table includes long-term debt as of June 30, 2012.

	Payment due by periods
(Dollar amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$1,028,800	$53,729	$107,462	$582,665	$284,944

(1)

Long-term debt includes the payments of cash interest (based on interest rates as of June 30, 2012 for variable rate debt) and aggregate principal amount of our senior secured term loan facility and our senior notes, as well as commitments fees related to the unused portion of the senior secured revolving credit facility, as required under the terms of the debt agreements.

Debt Repurchases

We have in the past purchased, and we or our affiliates in the future may from time to time purchase, our senior notes. Any such future purchases may be made through open market or privately negotiated transactions with third parties (who may be our affiliates) or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine. See Note 10 of the Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements included in the Annual Report on Form 10-K for additional information regarding our past purchases of senior notes.

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

Interest rate risk

We issued fixed and floating-rate debt which is subject to fluctuations in interest rates with respect to our floating-rate debt. Borrowings under our senior secured credit facilities accrue interest at variable rates but are subject to floors or minimum rates. A 100 basis point increase in the applicable margins over our floor(s) on our debt balances outstanding as of June 30, 2012, under our senior secured credit facilities would increase our annual interest expense by approximately $5.0 million.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive income (loss) in the consolidated balance sheet, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of income and comprehensive income. At June 30, 2012, the Company had $1.0 million in a favorable foreign currency translation adjustment as part of accumulated other comprehensive income compared to $1.3 million at December 31, 2011 of an unfavorable foreign currency translation adjustment.

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

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K other than as mentioned below.

Risks Related to Our Business

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public companies.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain reporting and disclosure requirements. We will be an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws. For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•

submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

•	include detailed compensation discussion and analysis in our filings under the Exchange Act, and instead may provide a reduced level of disclosure concerning executive compensation.

We may choose to take advantage of some but not all of these reduced burdens. We have not taken advantage of any of these reduced reporting burdens in the registration statement of which this prospectus forms a part, although we may choose to do so in future filings and if we do, the information that we provide you in our future public filings may be different than that of other public companies. The exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Employment Agreement, dated August 1, 2012, between EVERTEC, LLC and Philip E. Steurer

10.2*	Stock Option Agreement, dated August 1, 2012, between Carib Latam Holdings, Inc. and Philip E. Steurer

10.3*	Subscription Agreement, dated August 1, 2012, between Carib Latam Holdings, Inc. and Philip E. Steurer

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, LLC (Registrant)

Date: August 14, 2012	By:	/s/ Peter Harrington
Peter Harrington Chief Executive Officer

Date: August 14, 2012	By:	/s/ Juan J. Román
Juan J. Román Chief Financial Officer

S-1