Form 10-Q
period 2012-09-30
EVERTEC Group, LLC
filed 2012-11-14
CIK 1517783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 333-173504

EVERTEC Group, LLC

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

At November 9, 2012, there were 100 outstanding Limited Liability Company Membership Units of EVERTEC Group, LLC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERTEC Group, LLC (Unaudited) Consolidated Balance Sheets

(Dollar amounts in thousands)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash	$49,491	$53,523
Restricted cash	4,706	5,288
Accounts receivable, net	67,475	60,930
Prepaid expenses and other assets	14,264	21,526

Total current assets	135,936	141,267
Investment in equity investee	10,131	12,267
Property and equipment, net	32,103	36,685
Goodwill	373,472	371,712
Other intangible assets, net	413,506	448,914
Other long-term assets	21,505	22,894

Total assets	$986,653	$1,033,739

Liabilities and member’s equity
Current Liabilities:
Accrued liabilities	$44,351	$29,581
Accounts payable	17,738	21,786
Unearned income	935	900
Income tax payable	2,182	3,383
Deferred tax liability, net	870	9,321

Total current liabilities	66,076	64,971
Long-term debt	736,197	523,833
Long-term deferred tax liability, net	6,976	91,431
Other long-term liabilities	337	449

Total liabilities	809,586	680,684

Commitments and contingencies (Note 9)
Member’s equity
Member’s units (100 units issued and outstanding)	—	—
Contributed capital	175,169	326,367
Accumulated earnings	665	28,006
Accumulated other comprehensive income (loss), net of tax of $0 and $13	1,233	(1,318)

Total member’s equity	177,067	353,055

Total liabilities and member’s equity	$986,653	$1,033,739

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC Group, LLC (Unaudited) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Dollar amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Merchant acquiring, net	$16,810	$14,576	$51,499	$44,043
Payment processing (from affiliates: $7,203, $6,895, $22,005 and $20,173)	23,284	22,199	69,986	63,235
Business solutions (from affiliates: $29,822, $30,417, $90,866 and $91,432)	43,745	44,249	129,214	128,273

Total revenues	83,839	81,024	250,699	235,551

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	40,897	39,673	118,469	114,832
Selling, general and administrative expenses	6,921	8,548	24,385	26,005
Depreciation and amortization	17,765	17,513	53,517	51,977

Total operating costs and expenses	65,583	65,734	196,371	192,814

Income from operations	18,256	15,290	54,328	42,737

Non-operating (expenses) income
Interest income	38	178	230	637
Interest expense	(14,784)	(11,396)	(39,214)	(39,272)
(Losses) earnings of equity method investment	(472)	429	103	685
Other expenses (income):
Voluntary Retirement Program (“VRP”) expense	—	(14,197)	—	(14,197)
Other income (expense)	855	1,888	(9,802)	(2,091)

Total other income (expenses)	855	(12,309)	(9,802)	(16,288)

Total non-operating (expenses) income	(14,363)	(23,098)	(48,683)	(54,238)

Income (loss) before income taxes	3,893	(7,808)	5,645	(11,501)
Income tax expense (benefit)	512	(5,132)	(86,960)	(34,669)

Net income (loss)	3,381	(2,676)	92,605	23,168
Other comprehensive income (loss), net of income tax expense of $0, $8, $13 and $8 Foreign currency translation adjustments	215	(3,004)	2,551	(1,590)

Total comprehensive income (loss)	$3,596	$(5,680)	$95,156	$21,578

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC Group, LLC (Unaudited) Consolidated Statement of Changes in Member’s Equity

(Dollar amounts in thousands)

	Member’s Units	Contributed Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Member’s Equity
Balance at December 31, 2011	100	$326,367	$28,006	$(1,318)	$353,055
Share-based compensation recognized		889			889
Distribution to member		(147,204)	(119,946)		(267,150)
Transfer of prepaid income taxes to member		(4,883)			(4,883)
Net income			92,605		92,605
Other comprehensive income, net of income tax expense of $13				2,551	2,551

Balance at September 30, 2012	100	$175,169	$665	$1,233	$177,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC Group, LLC (Unaudited) Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$92,605	$23,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,517	51,977
Amortization of debt issue costs and premium and accretion of discount	3,748	6,499
Provision for doubtful accounts and sundry losses	1,291	918
Deferred tax benefit	(93,140)	(24,400)
Share-based compensation	889	684
Realized loss on derivative	—	1,399
Unrealized gain of indemnification assets	(334)	(676)
Amortization of a contract liability	(703)	(5,151)
Loss on disposition of property and equipment	62	56
Earnings from equity investee	(103)	(685)
Dividend received from equity investee	728	738
Prepayment penalty related to debt refinancing	—	(3,387)
Premium on issuance of long-term debt	2,000	—
(Increase) decrease in assets:
Accounts receivable, net	(3,831)	12,189
Prepaid expenses and other assets	2,433	(13,507)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	10,991	9,813
Income tax payable	(1,201)	553
Unearned income	35	84
Other long-term liabilities	—	(449)

Total adjustments	(23,618)	36,655

Net cash provided by operating activities	68,987	59,823

Cash flows from investing activities
Net decrease (increase) in restricted cash	582	(1,572)
Intangible assets acquired	(5,430)	(12,186)
Property and equipment acquired	(7,540)	(6,412)
Proceeds from sales of property and equipment	80	106
Acquisition of an equity method investment	—	(9,244)

Net cash used in investing activities	(12,308)	(29,308)

Cash flows from financing activities
Proceeds from issuance of long-term debt	208,725	—
Debt issuance costs	(2,174)	—
Distribution to member	(267,150)	—
Repayment and repurchase of long-term debt and other liabilities	(112)	(29,090)

Net cash used in financing activities	(60,711)	(29,090)

Net (decrease) increase in cash	(4,032)	1,425
Cash at beginning of the period	53,523	55,199

Cash at end of the period	$49,491	$56,624

Supplemental disclosure of non-cash activities:
Foreign currency translation adjustments	$2,551	$1,590
Transfer of prepaid income taxes to member	4,883	—
Dividend declared not received from equity investee	1,457	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

Note 1 – The Company and Summary of Significant Accounting Policies

The Company

EVERTEC Group, LLC (“EVERTEC Group”) (formerly known as EVERTEC, LLC) and its subsidiaries (collectively the “Company,” “EVERTEC,” “we,” “us,” or “our”) is the leading, full-service transaction processing business in Latin America and the Caribbean. We are based in Puerto Rico and provide a broad range of merchant acquiring, payment processing and business process management services across 19 countries in the region. We are the largest merchant acquirer in the Caribbean and Central America and the sixth largest in Latin America. We own and operate the ATH network, one of the leading automated teller machine (“ATM”) and personal identification number debit networks and financial services brands in Latin America. In addition, we provide a comprehensive suite of software and services for core bank processing, cash processing and technology outsourcing in the regions we serve. We serve a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with mission critical technology solutions. EVERTEC Group’s subsidiaries include Sense Software International Corp. (“Sense”), EVERTEC Dominicana SAS., EVERTEC Latinoamérica, S.A., ATH Costa Rica, S.A. (“ATH CR”), EVERTEC Finance Corp. (“EVERTEC Finance”) and T.I.I. Smart Solutions, Inc.

In September 2012, EVERTEC, LLC amended its Certificate of Formation to change its name to EVERTEC Group, LLC. On April 17, 2012, EVERTEC Group was converted from a Puerto Rico corporation to a Puerto Rico limited liability company (the “Conversion”) for the purpose of improving its consolidated tax efficiency by taking advantage of recent changes to the Puerto Rico Internal Revenue Code, as amended (the “Code”), that permit limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes. Concurrent with the Conversion, EVERTEC Intermediate Holdings, LLC (“Holdings”) (formerly known as Carib Holdings, LLC and Carib Holdings, Inc.), which is our direct parent (“member”), was also converted from a Puerto Rico corporation to a Puerto Rico limited liability company. Prior to these conversions, EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) was formed in order to act as the new parent company of Holdings and its subsidiaries, including EVERTEC Group. In addition, in connection with the Conversion, EVERTEC Group formed a new wholly owned subsidiary, EVERTEC Finance, a corporation organized under the laws of the Commonwealth of Puerto Rico, to act as co-issuer of the 11% senior notes due 2018.

Prior to the merger transaction (the “Merger”) on September 30, 2010, EVERTEC Group was 100% owned by Popular, the largest financial institution based in Puerto Rico, and operated substantially as an independent entity within Popular. After the consummation of the Merger, Popular retained an approximately 49% indirect ownership interest in EVERTEC Group and is our largest customer.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of EVERTEC. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements. Actual results could differ from the estimates.

In the opinion of management, the accompanying unaudited consolidated financial statements, prepared in accordance with GAAP, contain all adjustments, all of which are normal and recurring in nature, necessary for a fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All of these unaudited consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations for the full year or any future period.

The Consolidated Balance Sheet as of December 31, 2011 was derived from the audited consolidated and combined financial statements for the fiscal year ended December 31, 2011 included in the Annual Report on Form 10-K.

Certain reclassifications have been made to the September 30, 2011 unaudited consolidated financial statements and related notes to conform with the presentation in 2012. Also, as a result of the Conversion, the owner of EVERTEC’s limited liability company membership units is referred to as the “member” and the equity presentations included as part of the unaudited consolidated financial statements and related notes are referred to as “member’s equity.” This presentation is used for periods on and after the Conversion and for periods prior to the Conversion.

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

Summary of Significant Accounting Policies

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net assets acquired. Goodwill is not amortized, but is tested for impairment at least annually. Last year, the goodwill impairment test used was a two-step process at each reporting unit level. The first step used to identify potential impairment, compared the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was not considered impaired and the second step of the impairment test was unnecessary. If needed, the second step consisted of comparing the implied fair value of the reporting unit with the carrying amount of that goodwill.

For 2012, the Company used a “qualitative assessment” option or “step zero” for the goodwill impairment test for all of its reporting units. With this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount. If the answer is no, then the fair value of the reporting unit does not need to be measured, and step one and step two are bypassed. In assessing the fair value of a reporting unit, which is based on the nature of the business and reporting unit’s current and expected financial performance, the Company uses a combination of factors such as general macroeconomic conditions, industry and market conditions, overall financial performance and the entity and reporting unit specific events.

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

Note 2 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	September 30, 2012	December 31, 2011
Buildings	30	$2,127	$2,091
Data processing equipment	3 - 5	52,480	45,883
Furniture and equipment	3 - 10	6,045	5,912
Leasehold improvements	5 - 10	1,290	610

		61,942	54,496
Less – accumulated depreciation and amortization		(31,366)	(19,316)

Depreciable assets, net		30,576	35,180
Land		1,527	1,505

Property and equipment, net		$32,103	$36,685

Depreciation and amortization expense related to property and equipment was $4.0 million and $12.1 million for the three and nine months ended September 30, 2012, respectively, and $3.9 million and $11.4 million for the corresponding 2011 periods.

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

Note 3 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 11):

(Dollar amounts in thousands)	Merchant acquiring, net	Payment processing	Business solutions	Total
Balance at December 31, 2011	$166,959	$199,745	$5,008	$371,712
Foreign currency translation adjustments	—	1,447	313	1,760

Balance at September 30, 2012	$166,959	$201,192	$5,321	$373,472

Goodwill is tested for impairment at least annually. This year the Company used the qualitative assessment option or step zero process for this annual test. Using this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount.

During the third quarter of 2012, the Company conducted a qualitative assessment of each reporting unit’s fair value as of August 31, 2012. As a starting point, the Company considered the results for our 2011 impairment test, which indicated that the fair value of each reporting unit was in excess of 30% of its carrying amount. The Company also considered financial projections, current market conditions, and any changes in the carrying amount of the reporting units. Based on the results of this qualitative assessment, the Company believes the fair value of goodwill of each of the Company’s reporting units continue to exceed their respective carrying amounts and concluded that it was not necessary to conduct the two-step goodwill impairment test. No impairment losses for the period were recognized.

The carrying amount of other intangible assets for the nine months ended September 30, 2012 and the year ended December 31, 2011 consisted of the following:

(Dollar amounts in thousands)		September 30, 2012
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer Relationships	14	$314,138	$(45,167)	$268,971
Trademark	10-14	39,950	(6,928)	33,022
Software packages	3-5	112,275	(49,762)	62,513
Non-Compete Agreement	15	56,539	(7,539)	49,000

Other intangible assets, net		$522,902	$(109,396)	$413,506

(Dollar amounts in thousands)		December 31, 2011
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer Relationships	14	$313,543	$(28,372)	$285,171
Trademark	10-14	39,950	(4,330)	35,620
Software packages	3-5	106,865	(30,569)	76,296
Non-Compete Agreement	15	56,539	(4,712)	51,827

Other intangible assets, net		$516,897	$(67,983)	$448,914

For the three and nine months ended September 30, 2012, the Company recorded amortization expense related to other intangibles of $13.8 million and $41.4 million, respectively, compared to $13.6 million and $40.6 million for the corresponding 2011 periods.

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

Note 4 – Debt

Net debt as of September 30, 2012 and December 31, 2011 was as follows:

(Dollar amounts in thousands)	September 30, 2012	December 31, 2011
Senior Secured Credit Facility due in September 2016 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus margin(1))	$483,790	$313,333
Senior Notes due on October 1, 2018, paying interest semi-annually at a rate of 11% per annum	252,407	210,500

Total net debt	$736,197	$523,833

(1)	Subject to a minimum rate (“LIBOR floor”) of 1.50% at September 30, 2012 and December 31, 2011.

On May 7, 2012, EVERTEC Group and EVERTEC Finance, as co-issuers, issued $40.0 million aggregate principal amount of 11% senior notes due 2018 (the “New Notes”) under the indenture pursuant to which $220.0 million aggregate principal amount of 11% senior notes due 2018 were originally issued on September 30, 2010 and $210.5 million principal amount were outstanding as of December 31, 2011 (the “Existing Notes”). The New Notes were issued pursuant to Supplemental Indenture No. 2 to the indenture and were treated as a single class under the indenture with the Existing Notes.

On May 4, 2012, EVERTEC Group and EVERTEC Finance obtained the requisite consents from holders of at least a majority of the aggregate principal amount of all outstanding Existing Notes on the record date of April 27, 2012, pursuant to their previously announced consent solicitation. As a result, on May 7, 2012, the Company, EVERTEC Finance, certain subsidiaries of the Company and the Trustee executed Supplemental Indenture No. 3 to the indenture to provide the Company with additional dividend capacity of up to $270.0 million (the “Proposed Amendment”).

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

Note 5 – Financial Instruments and Fair Value Measurements

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

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

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

The following table summarizes fair value measurements by level at September 30, 2012 and December 31, 2011 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2012
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$5,653	$5,653

December 31, 2011
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$7,113	$7,113
Expected reimbursement	—	—	351	351

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

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts have termination dates up to September 2015 and were entered into in connection with the Merger. Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the quarters reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of September 30, 2012, therefore resulting in a net unrealized loss of approximately $0.6 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, and an unrealized gain of approximately $1.4 million and $0.7 million for the corresponding 2011 periods, which are reflected within the other income (expense) caption in the unaudited consolidated statements of income (loss) and comprehensive income (loss). The current portion of the indemnification assets is included within accounts receivable, net, and the other long-term portion is included within other long-term assets in the accompanying unaudited consolidated balance sheet.

The unobservable inputs related to the Company’s indemnification assets as of September 30, 2012 using the discounted cash flow model include the discount rate of 7.35% and the projected cash flows of $5.7 million.

For indemnification assets a significant increase or decrease in market rates and cash flows could result in a significant impact to the fair value. Also, the credit rating and/or the non-performance credit risk of Popular, which is subjective in nature, also could increase or decrease the sensitivity of the fair value of these assets.

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Indemnification assets:
Software cost reimbursement	$5,653	$5,653	$7,113	$7,113
Expected reimbursements	—	—	351	351
Financial liabilities:
Senior secured term loan	$483,790	$494,716	$313,333	$317,979
Senior notes	252,407	266,469	210,500	213,921

The senior secured term loan and the senior notes prices at September 30, 2012 and December 31, 2011 were obtained using third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.

The senior secured term loan and senior notes, which are not measured at fair value in the balance sheet, could be categorized as Level 3 in the fair value hierarchy.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Indemnification assets:
Beginning balance	$6,120	$11,092	$7,464	$14,836
Payments received	(1,017)	(3,099)	(2,145)	(6,082)
Unrealized gain recognized in other income (expenses)	550	1,437	334	676

Ending balance	$5,653	$9,430	$5,653	$9,430

Derivatives assets:
Beginning balance	$—	$—	$—	$4,960
Net settlement of derivative	—	—	—	(3,561)
Realized loss on derivative recognized in other expenses	—	—	—	(1,399)

Ending balance	$—	$—	$—	$—

Note 6 – Merchant Acquiring Revenues

Merchant Acquiring revenues are presented net of interchange fees and assessments charged by credit and debit card associations. Interchange fees and assessments charged by credit and debit card associations to the Company amounted to $19.5 million and $61.0 million for the three and nine months ended September 30, 2012, respectively, compared to $24.6 million and $74.0 million for the corresponding 2011 periods.

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

Note 7 – Share-based Compensation

The following table summarizes the nonvested stock options activity for the nine months ended September 30, 2012:

Nonvested stock options	Shares	Weighted-average exercise prices
Nonvested at December 31, 2011	2,530,987	$2.59
Granted	548,955	9.82
Forfeitures	(654,438)	2.59
Vested	(139,041)	2.59

Nonvested at September 30, 2012	2,286,463	$4.33

On May 9, 2012, the Company used the net proceeds from the incremental term loan and the New Notes (as described in Note 4), together with cash on hand, to pay a cash distribution of $267.2 million to its direct parent. As a result of the distribution, on May 9, 2012, the board of directors of EVERTEC, Inc. approved an equitable adjustment to stock options previously granted pursuant to its Amended and Restated 2010 Equity Incentive Plan (the “Plan”) in order to reduce the exercise price of the outstanding options granted under or subject to the terms of the Plan by $7.41 per share. This adjustment to the exercise price did not impact the compensation expense recognized by the Company for the nine months ended September 30, 2012 or the maximum unrecognized cost.

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

The following table summarizes the nonvested restricted shares activity for the nine months ended September 30, 2012:

Nonvested restricted shares	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2011	63,058	$10.00
Granted	14,646	17.07
Vested	(32,158)	10.00

Nonvested at September 30, 2012	45,546	$12.27

Share-based compensation recognized was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Share-based compensation recognized, net
Stock options, net of income tax expense of $0, $65, $62 and $168	$151	$217	$442	$561
Restricted shares, net of income tax expense of $0, $16, $47 and $37	181	53	447	123

The maximum unrecognized cost for stock options was $6.9 million as of September 30, 2012, which includes $2.0 million, $2.5 million and $2.4 million related to Tranche A, Tranche B and Tranche C options, respectively.

The maximum unrecognized compensation cost for restricted stock was $0.4 million as of September 30, 2012.

Note 8 – Income Tax

On April 17, 2012, as explained in Note 1, the Company was converted from a Puerto Rico corporation into a Puerto Rico limited liability company in order to take advantage of recent changes to the Code that allow limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes. The Company, Holdings and EVERTEC, Inc. entered into a Tax Payment Agreement pursuant to which the Company is obligated to make certain payments to Holdings or EVERTEC, Inc. for taxable periods or portions thereof occurring on or after April 17, 2012 (the “Effective Date”).

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

Under the Tax Payment Agreement, the Company will make payments with respect to any and all taxes (including estimated taxes) imposed under the laws of Puerto Rico, the United States of America and any other jurisdiction or any political (including municipal) subdivision or authority or agency in Puerto Rico, the United States of America or such other jurisdiction, that would have been imposed on the Company if the Company had been a corporation for tax purposes of that jurisdiction, together with all interest and penalties with respect thereto (“Taxes”), reduced by taking into account any applicable net operating losses or other tax attributes of Holdings or EVERTEC, Inc. that reduce Holdings’ or EVERTEC, Inc.’s taxes in such period. The Tax Payment Agreement provides that the payments thereunder shall not exceed the net amount of Taxes that Holdings and EVERTEC, Inc. actually owe to the appropriate taxing authority for a taxable period. Further, the Tax Payment Agreement provides that if Holdings or EVERTEC, Inc. receives a tax refund attributable to any taxable period or portion thereof occurring on or after the Effective Date, EVERTEC, Inc. shall be required to recalculate the payment for such period required to be made by the Company to Holdings or EVERTEC, Inc. If the payment, as recalculated, is less than the amount of the payment the Company already made to Holdings or EVERTEC, Inc. in respect of such period, Holdings or EVERTEC, Inc. shall promptly make a payment to the Company in the amount of such difference.

As a result of the Conversion, EVERTEC Group’s taxable income from its Puerto Rico operations flows through to its direct parent company. Accordingly, differences between financial statements carrying amounts and tax bases of assets and liabilities are not temporary differences because there are no future tax consequences to EVERTEC. As a result of this transaction, prepaid income taxes of $4.8 million were transferred and a deferred tax liability of $89.2 million was eliminated as of the date of the Conversion.

The components of income tax expense (benefit) for the three and nine months ended September 30, 2012 and 2011 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Current tax provision (benefit)	$709	$(11,660)	$6,180	$(10,269)
Deferred tax (benefit) expense	(197)	6,528	(93,140)	(24,400)

Income tax expense (benefit)	$512	$(5,132)	$(86,960)	$(34,669)

For the nine months ended September 30, 2011, the Company recognized a reduction in its deferred tax liability of $27.6 million, which had been recognized at a higher marginal corporate income tax rate, as a result of the approval in January 2011 of a new Internal Revenue Code, which provides for a maximum corporate income tax rate of 30%, as well as additional tax credits and deductions, among other tax reliefs and changes.

The Company conducts operations in Puerto Rico and certain countries throughout the Caribbean and Latin America. As a result, the income tax expense (benefit) includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense (benefit) for the three and nine months ended September 30, 2012 and 2011 and its segregation based on location of operations:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Current tax provision (benefit)
Puerto Rico	$15	$(12,602)	$4,966	$(12,257)
United States	138	67	481	329
Foreign countries	556	875	733	1,659

Total current tax provision (benefit)	$709	$(11,660)	$6,180	$(10,269)

Deferred tax (benefit) expense
Puerto Rico	$(8)	$6,657	$(92,644)	$(23,946)
United States	(34)	—	(34)	—
Foreign countries	(155)	(129)	(462)	(454)

Total deferred tax (benefit) expense	$(197)	$6,528	$(93,140)	$(24,400)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

The following table presents the components of the Company’s deferred tax assets and liabilities:

(Dollar amounts in thousands)	September 30, 2012	December 31, 2011
Deferred tax assets
Allowance for doubtful accounts	$51	$540
Unfavorable contract liability	—	211
Other temporary assets	51	909

Total gross deferred tax assets	102	1,660

Deferred tax liabilities (“DTL”)
Deferred compensation	$—	$2,915
Difference between the assigned values and the tax basis of assets and liabilities recognized in purchase	7,728	90,766
Debt issue cost	—	8,513
Other temporary liabilities	187	218

Total gross deferred tax liabilities	7,915	102,412

Deferred tax liability, net	$(7,813)	$(100,752)

The income tax expense (benefit) differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income (loss) before income taxes as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Computed income tax at statutory rates	$1,168	$(2,284)	$1,694	$(3,450)
Benefit of net tax-exempt interest income	(4)	(10)	(8)	(17)
Benefit of net tax-exempt dividend income	—	(620)	—	(620)
Non taxable loss on settlement of derivative asset	—	420	—	420
Derecognition of deferred tax liability	—	—	(89,219)	—
Income tax (benefit) expense pass-through to parent company	(842)	—	648	—
Tax benefit due to a change in estimate	—	(1,939)	—	(2,530)
Differences in tax rates due to multiple jurisdictions	29	—	280	283
Effect of income subject to tax-exemption grant	—	(761)	(605)	(1,241)
Adjustment to DTL due to changes in enacted tax rate	—	—	—	(27,629)
Reversal of tax uncertainties reserve	—	—	(640)	—
Other	161	62	890	115

Income tax expense (benefit)	$512	$(5,132)	$(86,960)	$(34,669)

Note 9 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation. Total deferred rent obligation as of September 30, 2012 and December 31, 2011 amounted to $0.3 million and $0.5 million, respectively, and is included within the accounts receivable, net caption in the accompanying consolidated balance sheets.

Rent expense of office facilities and real estate for the three and nine months ended September 30, 2012 amounted to $1.9 million and $5.8 million, respectively, compared to $1.9 million and $6.0 million for the corresponding 2011 periods. Also, rent expense for telecommunications and other equipment for the three and nine months ended September 30, 2012 amounted to $1.7 million and $5.4 million, respectively, compared to $2.0 million and $5.9 million for the corresponding 2011 periods.

EVERTEC is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations or financial condition of the Company. The Company has identified certain claims in which we may incur a loss, but in the aggregate the loss would be minimal. For other claims, where the proceedings are in an initial phase, the Company is unable to estimate the range of possible loss for such legal proceedings. However, the Company at this time believes that any loss related to these latter claims will not be material.

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

Note 10 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Total revenues(1)(2)	$37,025	$37,312	$112,871	$111,605

Selling, general and administrative expenses
Rent and other fees(3)	$2,725	$3,157	$8,547	$9,055

Interest earned from and charged by affiliate
Interest income	$22	$136	$172	$538

Interest expense(4)	$1,857	$1,892	$5,600	$6,481

(1)	Total revenues from Popular represent 43%, 45%, 44% and 47% of total revenues for each of the periods presented above.
(2)

Includes revenues generated from investees accounted for under the equity method for the three and nine months ended September 30, 2012 of $0.8 million and $2.6 million, respectively, compared to $0.8 million and $1.7 million for the corresponding 2011 periods.

(3)

Includes management fees paid to equity sponsors amounting to $0.9 million and $2.9 million for the three and nine months ended September 30, 2012, respectively, compared to $0.9 million and $2.4 million for the corresponding 2011 periods.

(4)	Interest expense relates to interest accrued on the senior secured term loan and senior notes held by Popular.

At September 30, 2012 and December 31, 2011, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	September 30, 2012	December 31, 2011
Cash and restricted cash deposits in affiliated bank	$49,782	$52,613

Indemnification assets from Popular reimbursement(1)
Accounts receivable	$1,896	$2,553

Other long-term assets	$3,757	$5,212

Liability related to contract with Popular(2)
Accounts payable	$—	$703

Other due to/from affiliate
Accounts receivable	$16,585	$16,375

Accounts payable	$2,652	$3,036

Long-term debt	$90,186	$90,186

(1)

Recorded in connection with (a) reimbursement from Popular regarding services the Company provides to certain customers of Popular at preferential prices for the 2011 period and (b) reimbursement from Popular regarding certain software license costs. For the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company received $2.1 million and $7.1 million, respectively, related to these reimbursements.

(2)	Represented a contract liability to provide certain services to a customer of Popular that expired on February 2012.

At September 30, 2012, ATH CR has a credit facility with Popular for $2.9 million, under which a letter of credit of a similar amount was issued. EVERTEC entered into a reimbursement agreement with Popular to mirror Popular’s obligations. As a result, EVERTEC is required to indemnify Popular for losses, in case EVERTEC fails to honor these letters of credit.

Note 11 – Segment Information

The Company operates in three business segments: merchant acquiring, payment processing and business solutions.

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

The merchant acquiring segment consists of revenues from services that allow merchants to accept electronic methods of payment. In the merchant acquiring segment, revenues include a discount fee and membership fees charged to merchants, debit network fees and rental income from point-of-sale (“POS”) devices and other equipment, net of credit card interchange and assessment fees charged by credit cards associations (such as VISA or MasterCard) or payment networks. The discount fee is generally a percentage of the transaction value. We also charge merchants for other services that are unrelated to the number of transactions or the transaction value.

The payment processing segment revenues are comprised of revenues related to providing access to the ATH network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. Payment processing revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and electronic benefit transfer (“EBT”) (which principally consist of services to the Puerto Rico government for the delivery of government benefits to participants).

For ATH network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the selling and leasing POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

In September 2012, the Company renamed the transaction processing segment to payment processing segment. The change of name does not constitute a change in the segment composition.

The business solutions segment consist of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting and management, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fee and from fees based on the number of accounts on file (i.e. savings or checking accounts, loans, etc) or computer resources utilized. Revenues from other processing services within the business solutions segment are generally volume-based and depend on factors such as the number of accounts processed.

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

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant acquiring, net	Payment processing	Business solutions	Other		Total
Three months ended September 30, 2012
Revenues	$16,810	$28,463	$43,745	$(5,179	)(1)	$83,839
Income from operations	8,225	13,587	7,801	(11,357	)(2)	18,256
Three months ended September 30, 2011
Revenues	14,576	27,373	44,249	(5,174	)(1)	81,024
Income from operations	6,517	12,631	8,991	(12,849	)(2)	15,290

(1)	Represents the elimination of intersegment revenues for services provided by the payment processing segment to merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)

Represents non-recurring compensation and benefits, professional fees, transaction and/or transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

(Dollar amounts in thousands)	Merchant acquiring, net	Payment processing	Business solutions	Other		Total
Nine months ended September 30, 2012
Revenues	$51,499	$85,711	$129,214	$(15,725	)(1)	$250,699
Income from operations	24,736	38,652	25,751	(34,811	)(2)	54,328
Nine months ended September 30, 2011
Revenues	44,043	77,758	128,273	(14,523	)(1)	235,551
Income from operations	20,663	34,019	26,267	(38,212	)(2)	42,737

(1)	Represents the elimination of intersegment revenues for services provided by the payment processing segment to merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)

Represents non-recurring compensation and benefits, professional fees, transaction and/or transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

The reconciliation of income from operations to consolidated net income (loss) for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Segment income from operations
Merchant acquiring	$8,225	$6,517	$24,736	$20,663
Payment processing	13,587	12,631	38,652	34,019
Business solutions	7,801	8,991	25,751	26,267

Total segment income from operations	29,613	28,139	89,139	80,949
Merger related depreciation and amortization and other unallocated expenses(1)	(11,357)	(12,849)	(34,811)	(38,212)

Income from operations	$18,256	$15,290	$54,328	$42,737

Interest expense, net	(14,746)	(11,218)	(38,984)	(38,635)
(Losses) earnings of equity method investment	(472)	429	103	685
Other income (expenses)	855	(12,309)	(9,802)	(16,288)
Income tax (expense) benefit	(512)	5,132	86,960	34,669

Net income (loss)	$3,381	$(2,676)	$92,605	$23,168

(1)

Represents non- recurring compensation and benefits, professional fees, transaction and/or transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

Note 12 – Guarantor of the Senior Notes and Non-Guarantor Consolidated Financial Information

The Company issued senior notes on September 30, 2010 in a principal amount of $220.0 million and on May 7, 2012 in a principal amount of $40.0 million, all of which were co-issued by the Company’s 100% owned subsidiary, EVERTEC Finance, and guaranteed by the Company’s other 100% owned subsidiaries (see Note 4). The following financial information presents the balance sheets as of September 30, 2012 and December 31, 2011, the statements of income and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and the statements of cash flows for the nine months ended September 30, 2012 and 2011of (i) EVERTEC (Parent); (ii) the subsidiaries that are guarantors of the senior notes; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by EVERTEC (“Parent”) and all guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of Parent to obtain funds from any of the guarantor subsidiaries by dividends or loan.

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

	Consolidated Balance Sheet as of September 30, 2012
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)
Assets
Current Assets:
Cash	$37,732	$7,626	$4,133	$—	$49,491
Restricted cash	4,706	—	—	—	4,706
Short-term note due from affiliate	—	8,200	—	(8,200)	—
Accounts receivable, net	46,025	5,491	15,959	—	67,475
Prepaid expenses and other assets	13,291	622	461	(110)	14,264

Total current assets	101,754	21,939	20,553	(8,310)	135,936
Investment in equity investee and subsidiaries at equity	139,715	—	—	(129,584)	10,131
Property and equipment, net	26,371	797	4,935	—	32,103
Goodwill	296,980	44,330	32,162	—	373,472
Other intangible assets, net	385,713	16,346	11,447	—	413,506
Other long-term assets	21,505	—	—	—	21,505

Total assets	$972,038	$83,412	$69,097	$(137,894)	$986,653

Liabilities and member’s equity
Current Liabilities:
Accrued liabilities	$42,690	$606	$1,055	$—	$44,351
Accounts payable	7,091	683	9,964	—	17,738
Unearned income	456	479	—	—	935
Income tax payable	—	1,442	740	—	2,182
Short-term note due to affiliate	8,200	—	—	(8,200)	—
Deferred tax liability, net	—	456	414	—	870

Total current liabilities	58,437	3,666	12,173	(8,200)	66,076
Long-term debt	736,197	—	—	—	736,197
Long-term deferred tax liability, net	—	3,846	3,130	—	6,976
Other long-term liabilities	337	—	—	—	337

Total liabilities	794,971	7,512	15,303	(8,200)	809,586

Member’s equity
Member’s units	—	55	998	(1,053)	—
Contributed capital	175,169	69,677	50,851	(120,528)	175,169
Accumulated earnings	665	5,843	895	(6,738)	665
Accumulated other comprehensive income	1,233	325	1,050	(1,375)	1,233

Total member’s equity	177,067	75,900	53,794	(129,694)	177,067

Total liabilities and member’s equity	$972,038	$83,412	$69,097	$(137,894)	$986,653

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

	Consolidated Balance Sheet as of December 31, 2011
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)
Assets
Current Assets:
Cash	$36,868	$11,179	$5,476	$—	$53,523
Restricted cash	5,288	—	—	—	5,288
Accounts receivable, net	41,435	7,097	12,398	—	60,930
Prepaid expenses and other assets	20,642	530	504	(150)	21,526

Total current assets	104,233	18,806	18,378	(150)	141,267
Investment in equity investee and subsidiaries at equity	135,384	—	—	(123,117)	12,267
Property and equipment, net	30,823	719	5,143	—	36,685
Goodwill	296,980	43,389	31,343	—	371,712
Other intangible assets, net	419,835	17,104	11,975	—	448,914
Other long-term assets	22,894	—	—	—	22,894

Total assets	$1,010,149	$80,018	$66,839	$(123,267)	$1,033,739

Liabilities and member’s equity
Current Liabilities:
Accrued liabilities	$28,473	$573	$535	$—	$29,581
Accounts payable	11,192	838	9,756	—	21,786
Unearned income	504	404	—	(8)	900
Income tax payable	—	2,424	959	—	3,383
Deferred tax liability, net	8,835	295	246	(55)	9,321

Total current liabilities	49,004	4,534	11,496	(63)	64,971
Long-term debt	523,833	—	—	—	523,833
Long-term deferred tax liability, net	83,808	4,204	3,419	—	91,431
Other long-term liabilities	449	—	—	—	449

Total liabilities	657,094	8,738	14,915	(63)	680,684

Member’s equity
Member’s units	—	55	998	(1,053)	—
Contributed capital	326,367	69,358	50,851	(120,209)	326,367
Accumulated earnings	28,006	2,827	357	(3,184)	28,006
Accumulated other comprehensive loss, net of tax of $13, $0, $0, $0 and $13	(1,318)	(960)	(282)	1,242	(1,318)

Total member’s equity	353,055	71,280	51,924	(123,204)	353,055

Total liabilities and member’s equity	$1,010,149	$80,018	$66,839	$(123,267)	$1,033,739

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

	Consolidated Statement of Income and Comprehensive Income for the three months ended September 30, 2012
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)
Revenues
Merchant acquiring, net	$16,810	$—	$—	$—	$16,810
Payment processing	16,812	2,870	3,662	(60)	23,284
Business solutions	41,448	2,751	63	(517)	43,745

Total revenues	75,070	5,621	3,725	(577)	83,839

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	35,327	3,620	2,525	(575)	40,897
Selling, general and administrative expenses	6,274	417	664	(434)	6,921
Depreciation and amortization	16,768	435	562	—	17,765

Total operating costs and expenses	58,369	4,472	3,751	(1,009)	65,583

Income (loss) from operations	16,701	1,149	(26)	432	18,256
Non-operating (expenses) income
Interest income	22	103	6	(93)	38
Interest expense	(14,877)	—	—	93	(14,784)
Earnings (losses) of equity method investment	655	—	—	(1,127)	(472)
Other income (expenses)	985	(17)	320	(433)	855

Total non-operating (expenses) income	(13,215)	86	326	(1,560)	(14,363)
Income before income taxes	3,486	1,235	300	(1,128)	3,893
Income tax expense	105	289	118	—	512

Net income	3,381	946	182	(1,128)	3,381
Other comprehensive income
Foreign currency translation adjustments	215	206	9	(215)	215

Total comprehensive income	$3,596	$1,152	$191	$(1,343)	$3,596

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

	Consolidated Statement of (Loss) Income and Comprehensive Loss for the three months ended September 30, 2011
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)
Revenues
Merchant acquiring, net	$14,576	$—	$—	$—	$14,576
Payment processing	16,406	2,541	3,265	(13)	22,199
Business solutions	42,729	1,490	62	(32)	44,249

Total revenues	73,711	4,031	3,327	(45)	81,024

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	35,356	2,450	1,910	(43)	39,673
Selling, general and administrative expenses	7,681	171	696	—	8,548
Depreciation and amortization	16,475	456	582	—	17,513

Total operating costs and expenses	59,512	3,077	3,188	(43)	65,734

Income from operations	14,199	954	139	(2)	15,290

Non-operating (expenses) income
Interest income	135	33	10	—	178
Interest expense	(11,396)	—	—	—	(11,396)
Earnings of equity method investment	1,262	—	—	(833)	429
Other (expenses) income	(12,743)	296	138	—	(12,309)

Total non-operating (expenses) income	(22,742)	329	148	(833)	(23,098)
(Loss) income before income taxes	(8,543)	1,283	287	(835)	(7,808)
Income tax (benefit) expense	(5,867)	648	87	—	(5,132)

Net (loss) income	(2,676)	635	200	(835)	(2,676)
Other comprehensive loss, net of tax of $8, $0, $0, $0 and $8
Foreign currency translation adjustments	(3,004)	(1,974)	(986)	2,960	(3,004)

Total comprehensive loss	$(5,680)	$(1,339)	$(786)	$2,125	$(5,680)

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

	Consolidated Statement of Income and Comprehensive Income for the nine months ended September 30, 2012
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)
Revenues
Merchant acquiring, net	$51,499	$—	$—	$—	$51,499
Payment processing	50,678	8,538	10,849	(79)	69,986
Business solutions	123,682	6,209	188	(865)	129,214

Total revenues	225,859	14,747	11,037	(944)	250,699

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	103,076	8,987	7,380	(974)	118,469
Selling, general and administrative expenses	22,414	1,276	1,996	(1,301)	24,385
Depreciation and amortization	50,514	1,304	1,699	—	53,517

Total operating costs and expenses	176,004	11,567	11,075	(2,275)	196,371

Income (loss) from operations	49,855	3,180	(38)	1,331	54,328
Non-operating (expenses) income
Interest income	170	188	20	(148)	230
Interest expense	(39,362)	—	—	148	(39,214)
Earnings of equity method investment	3,633	—	—	(3,530)	103
Other (expenses) income	(9,046)	(324)	867	(1,299)	(9,802)

Total non-operating (expenses) income	(44,605)	(136)	887	(4,829)	(48,683)
Income before income taxes	5,250	3,044	849	(3,498)	5,645
Income tax (benefit) expense	(87,354)	28	311	55	(86,960)

Net income	92,604	3,016	538	(3,553)	92,605
Other comprehensive income, net of tax expense of $13, $0, $0, $0 and $13
Foreign currency translation adjustments	2,551	1,285	1,332	(2,617)	2,551

Total comprehensive income	$95,155	$4,301	$1,870	$(6,170)	$95,156

	Consolidated Statement of Income and Comprehensive Income (Loss) for the nine months ended September 30, 2011
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)
Revenues
Merchant acquiring, net	$44,043	$—	$—	$—	$44,043
Payment processing	46,346	6,975	9,935	(21)	63,235
Business solutions	124,326	3,974	172	(199)	128,273

Total revenues	214,715	10,949	10,107	(220)	235,551

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	101,151	7,117	6,744	(180)	114,832
Selling, general and administrative expenses	24,005	519	1,481	—	26,005
Depreciation and amortization	48,913	1,338	1,726	—	51,977

Total operating costs and expenses	174,069	8,974	9,951	(180)	192,814

Income from operations	40,646	1,975	156	(40)	42,737

Non-operating (expenses) income
Interest income	534	66	37	—	637
Interest expense	(39,272)	—	—	—	(39,272)
Earnings of equity method investment	2,728	—	—	(2,043)	685
Other (expenses) income	(17,096)	547	261	—	(16,288)

Total non-operating (expenses) income	(53,106)	613	298	(2,043)	(54,238)
(Loss) income before income taxes	(12,460)	2,588	454	(2,083)	(11,501)
Income tax (benefit) expense	(35,628)	832	144	(17)	(34,669)

Net income	23,168	1,756	310	(2,066)	23,168
Other comprehensive income (loss), net of a tax expense of $8, $0, $0, $0 and $8
Foreign currency translation adjustments	(1,590)	(1,050)	(496)	1,546	(1,590)

Total comprehensive income (loss)	$21,578	$706	$(186)	$(520)	$21,578

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

	Consolidated Statement of Cash Flows for the nine months ended September 30, 2012
	EVERTEC	Guarantor	Non-Guarantor		EVERTEC
(Dollar amounts in thousands)	(Parent Only)	Subsidiaries	Subsidiary	Eliminations	(Consolidated)
Cash flows from operating activities	$64,838	$4,927	$(778)	$—	$68,987

Cash flows from investing activities
Net decrease in restricted cash	582	—	—	—	582
Intangible assets acquired	(5,366)	(37)	(27)	—	(5,430)
Property and equipment acquired	(6,759)	(243)	(538)	—	(7,540)
Proceeds from sales of property and equipment	80	—	—	—	80

Net cash used in investing activities	(11,463)	(280)	(565)	—	(12,308)

Cash flows from financing activities
Proceeds from issuance of long-term debt	208,725	—	—	—	208,725
Debt issuance costs	(2,174)	—	—	—	(2,174)
Distribution to member	(267,150)	—	—	—	(267,150)
Repayment of other liabilities	(112)	—	—	—	(112)
Short-term note due to (from) affiliates	8,200	(8,200)	—	—	—

Net cash used in financing activities	(52,511)	(8,200)	—	—	(60,711)

Net increase (decrease) in cash	864	(3,553)	(1,343)	—	(4,032)
Cash at beginning of the period	36,868	11,179	5,476	—	53,523

Cash at end of the period	$37,732	$7,626	$4,133	$—	$49,491

	Consolidated Statement of Cash Flows for the nine months ended September 30, 2011
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)
Cash flows from operating activities	$54,118	$4,069	$1,636	$—	$59,823

Cash flows from investing activities
Net increase in restricted cash	(1,572)	—	—	—	(1,572)
Intangible assets acquired	(12,133)	(31)	(22)	—	(12,186)
Property and equipment acquired	(6,215)	(139)	(58)	—	(6,412)
Proceeds from sale of property and equipment	74	—	32	—	106
Acquisition of an equity method investment	(9,244)	—	—	—	(9,244)

Net cash used in investing activities	(29,090)	(170)	(48)	—	(29,308)

Cash flows from financing activities
Repayment of long-term debt	(29,090)	—	—	—	(29,090)

Net cash used in financing activities	(29,090)	—	—	—	(29,090)

Net (decrease) increase in cash	(4,062)	3,899	1,588	—	1,425
Cash at beginning of the period	45,551	5,739	3,909	—	55,199

Cash at end of the period	$41,489	$9,638	$5,497	$—	$56,624

Note 13 – Subsequent Events

The Company evaluated subsequent events through the date that these unaudited consolidated financial statements were issued. There were no subsequent events requiring disclosure other than those disclosed below.

EVERTEC Group, LLC Notes to Unaudited Consolidated Financial Statements

On October 19, 2012, EVERTEC Group was granted a tax exemption under the Tax Incentive Act No. 73 of 2008. Under this grant, EVERTEC Group will benefit from a preferential income tax rate on industrial development income, as well as from tax exemptions with respect to its municipal and property tax obligations for certain activities derived from its data processing operations in Puerto Rico. The grant has a term of 15 years effective as of January 1, 2012 with respect to income tax obligations and January 1, 2013 with respect to municipal and property tax obligations. The accounting impact of this grant will be recognized prospectively.

The grant establishes a base taxable income amount with respect to EVERTEC Group’s industrial development income, which amount will continue to be subject to the ordinary income tax rate under existing law. Applicable taxable income in excess of the established base taxable income amount will be subject to a preferential rate of 4%. The base taxable income amount will be ratably reduced over a four year period until such amount equals zero at which point all of EVERTEC Group’s applicable industrial development income will be taxed at the preferential rate of 4% for the remaining period of the grant. The grant also establishes a 90% exemption on certain real and property taxes and a 60% exemption on municipal taxes, in each case imposed on EVERTEC Group. In addition, distributions to stockholders by EVERTEC, Inc. of the industrial development income will not be subject to Puerto Rico tollgate taxes.

The grant contains customary commitments, conditions and representations that EVERTEC Group will be required to comply with in order to maintain the grant. The more significant commitments include: (i) maintaining at least 750 employees in EVERTEC Group’s Puerto Rico data processing operations during 2012 and at least 700 employees for the remaining years of the grant; and (ii) investing at least $200.0 million in building, machinery, equipment or computer programs to be used in Puerto Rico during the effective term of the grant (to be made in $50.0 million increments over four year capital investment cycles). Failure to meet the requirements could result, among other things, in reductions in the benefits of the grant or revocation of the grant in its entirety, which could result in EVERTEC, Inc. paying additional taxes or other payments relative to what such parties would be required to pay if the full benefits of the grant are available. In addition, the protection from Puerto Rican tollgate taxes on distributions to stockholders may be lost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and nine months ended September 30, 2012 and 2011, respectively; and (ii) the financial condition as of September 30, 2012. You should read the following discussion and analysis in conjunction with the audited consolidated and combined financial statements and related notes for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K and with the unaudited consolidated financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

EVERTEC Group, LLC (“EVERTEC Group”) (formerly known as EVERTEC, LLC) and its subsidiaries (collectively the “Company,” “EVERTEC,” “we,” “us,” or “our”) is the leading, full-service transaction processing business in Latin America and the Caribbean. We are based in Puerto Rico and provide broad range of merchant acquiring, payment processing and business process management services across 19 countries in the region. We process over 1.2 billion transactions annually, and manage the electronic payment network for over 4,900 automated teller machines (“ATM”) and over 107,000 point-of-sale (“POS”) payment terminals. According to the Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and the sixth largest in Latin America. We own and operate the ATH network, one of the leading ATM and personal identification number debit networks and financial services brands in Latin America. In addition, we provide a comprehensive suite of software and services for core bank processing, cash processing and technology outsourcing in the regions we serve. We serve a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with mission critical technology solutions and we believe that our business is well positioned to continue to expand across the fast growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction processing services from a single source across numerous channels and geographic markets. We believe this single source capability provides several competitive advantages which will enable us to continue to penetrate our existing customer base with new, complementary services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

•	Our ability to package and provide a range of services across our customers’ business that often need to be sourced from different vendors

•	Our ability to serve customers with disparate operations in several geographies with a single integrated technology solution that enables them to manage their business as one enterprise

•	Our ability to capture and analyze data across the transaction processing value chain to provide value-added services that are differentiated from those offered by pure-play vendors

Our broad suite of services span the entire transaction processing value chain and include a range of front-end customer facing solutions as well as back-end support services. These include: (i) merchant acquiring services, which enable POS and e-commerce merchants to accept and process card-based payments; (ii) payment processing services, which enable financial institutions and other issuers to manage, support and facilitate the processing for credit, debit, prepaid, ATM and electronic benefits transfer (“EBT”) card programs; and (iii) business process management solutions, which provide mission critical technology, core bank processing, information technology (“IT”) outsourcing and cash management solutions to financial institutions, enterprises and governments. We provide these services through a highly scalable, proprietary technology platform that we manage and operate in-house. Our platform provides us with the broad range of capabilities, flexibility and operating leverage that enable us to innovate and develop new services, differentiate ourselves in the marketplace and generate significant operating efficiencies to continue to maximize profitability.

We sell and distribute our services primarily through a proprietary direct sales force with strong customer relationships. We are also increasingly building a variety of indirect sales channels which enable us to leverage the distribution capabilities of partners in adjacent markets, including value-added resellers, joint ventures and merchant acquiring alliances. Given our breadth across the transaction processing value chain, our customer base is highly diversified by size, type and geographic footprint.

We benefit from an attractive business model, which is characterized by recurring revenue, significant operating margins and low capital expenditure requirements. Our revenue is recurring in nature because of the mission-critical and embedded nature of the services we provide, the high switching costs associated with these services and the multi-year contracts we negotiate with our customers. Our scalable business model creates significant operating efficiencies. In addition, our business model enables us to continue to grow our business organically without significant additional capital expenditures.

On April 17, 2012, EVERTEC Group was converted from a Puerto Rico corporation to a Puerto Rico limited liability company (the “Conversion”) for the purpose of improving the consolidated tax efficiency of the Company by taking advantage of recent changes to the Puerto Rico Internal Revenue Code, as amended, that permit limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes.

In September 2012, EVERTEC, LLC amended its Certificate of Formation to change its name to EVERTEC Group, LLC. See Note 1 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this transaction.

Separation from and Key Relationship with Popular

Prior to the merger transaction (“Merger”) on September 30, 2010, EVERTEC, LLC was 100% owned by Popular, the largest financial institution based in Puerto Rico, and operated substantially as an independent entity within Popular. After the consummation of the Merger, Popular retained an approximately 49% indirect ownership interest in EVERTEC Group and is our largest customer. In connection with, and upon consummation of, the Merger, EVERTEC Group entered into a 15-year Master Services Agreement, as well as several other related agreements, with Popular. Under the terms of the Master Services Agreement, Popular agreed to continue to utilize our services on an ongoing exclusive basis, for the duration of the agreement, on commercial terms consistent with the terms of our historical relationship. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the Master Services Agreement. See Note 22 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements of the Annual Report on Form 10-K for additional information.

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

Payment processing. Payment processing revenues are comprised of revenues related to providing access to the ATH network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. Payment processing revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and EBT (which principally consist of services to the Puerto Rico government for the delivery of government benefits to participants).

For ATH network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the selling and leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

Business solutions. Business solutions revenues consist of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting and management, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fee and from fees based on the number of accounts on file (i.e. savings or checking accounts, loans, etc) or computer resources utilized. Revenues from other processing services within the business solutions segment are generally volume-based and depend on factors such as the number of accounts processed.

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

Results of Operations

Comparison of the three months ended September 30, 2012 to September 30, 2011

The following tables present the components of our unaudited consolidated statements of income and comprehensive income by business segment and the change in those amounts for the three months ended September 30, 2012 and 2011.

Revenues

	Three months ended September 30,
(Dollar amounts in thousands)	2012	2011	Variance
Merchant acquiring, net	$16,810	$14,576	$2,234	15%
Payment processing	23,284	22,199	1,085	5%
Business solutions	43,745	44,249	(504)	-1%

Total revenues	$83,839	$81,024	$2,815	3%

Revenue growth in the Merchant Acquiring segment was principally related to higher realized net margin, while Payment Processing segment revenues were primarily driven by an increase in volume and accounts on file. Decrease in revenues in the Business Solutions segment was primarily attributable to lower demand for certain IT consulting services.

Operating costs and expenses

	Three months ended September 30,
(Dollar amounts in thousands)	2012	2011	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$40,897	$39,673	$1,224	3%
Selling, general and administrative expenses	6,921	8,548	(1,627)	-19%
Depreciation and amortization	17,765	17,513	252	1%

Total operating costs and expenses	$65,583	$65,734	$(151)	0%

Cost of revenues increased by $1.2 million, or 3%, when compared to the same period in 2011. The results for 2012 were driven by higher costs of sales associated with the increase in revenues from sales of products and by professional services to support business growth, partially offset by a decrease in equipment expenses as a result of lower amortization of software maintenance expense. Gross margin percentage for the three months ended September 30, 2012 improved by approximately 18 basis points to 51.2% from 51.0% for the corresponding 2011 period. The improvement in our gross margin was primarily driven by the operating leverage inherent in our highly scalable, leading technology platform and productivity enhancements.

Selling, general and administrative expenses for the three months ended September 30, 2012 decreased by $1.6 million, or 19%, when compared to the same period in 2011 primarily as a result of the Company’s continuous cost control efforts. Depreciation and amortization expense for the three months ended September 30, 2012 increased by $0.3 million, or 1%, mostly related to amortization of software packages associated with certain new projects.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended September 30,
(Dollar amounts in thousands)	2012	2011	Variance
Segment income from operations
Merchant acquiring, net	$8,225	$6,517	$1,708	26%
Payment processing	13,587	12,631	956	8%
Business solutions	7,801	8,991	(1,190)	-13%

Total segment income from operations	29,613	28,139	1,474	5%
Merger related depreciation and amortization and other unallocated expenses(1)	(11,357)	(12,849)	1,492	-12%

Income from operations	$18,256	$15,290	$2,966	19%

(1)

Represents non- recurring compensation and benefits, professional fees, transaction and/or transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

Income from operations for the three months ended September 30, 2012 increased in both Merchant Acquiring and Payment Processing segments as compared to the corresponding 2011 period as a result of higher net realized margin, increase in clients and our ability to maintain lower incremental costs. The decrease in income from operations in our Business Solutions segment resulted from a slight decrease in revenues along with an increase in operational expenses mainly driven by lower capitalized salaries when compared to the same period in 2011.

See Note 11 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of the income from operations of the segments to the unaudited consolidated net income.

Non-operating (expenses) income

	Three months ended September 30,
(Dollar amounts in thousands)	2012	2011	Variance
Non-operating (expenses) income
Interest income	$38	$178	$(140)	-78%
Interest expense	(14,784)	(11,396)	(3,388)	30%
(Losses) earnings of equity method investment	(472)	429	(901)	-210%
Other income (expense)	855	(12,309)	13,164	-107%

Total non-operating (expenses) income	$(14,363)	$(23,098)	$8,735	-38%

Non-operating expenses for the three months ended September 30, 2012 decreased by $8.7 million, or 38%, when compared to the 2011 period primarily as a result of a $13.2 million reduction in other expenses, partially offset by an increase of $3.4 million in interest expense. The variance in other income (expense) was primarily driven by a $14.2 million non-recurring expense related to the voluntary retirement program (“VRP”) in 2011. The higher interest expense was the result of the issuance of additional debt in May 2012.

Income tax expense (benefit)

Income tax expense for the three months ended September 30, 2012 amounted to $0.5 million compared to an income tax benefit of $5.1 million for the corresponding 2011 period. The income tax expense for the three months ended September 30, 2012 was related to income before taxes generated by our international operations. The income tax benefit for the 2011 period was the result of a loss before income taxes primarily associated with the VRP expense. See Note 8 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this transaction.

Net Income (Loss)

Net income for the three months ended September 30, 2012 was $3.4 million, compared to a net loss of $2.7 million for the corresponding 2011 period. The net income results for the three months ended September 30, 2012 were driven by income from operations of $18.3 million, partially offset by total non-operating expenses amounting to $14.4 million. Net loss for the 2011 period was primarily driven by higher non-operating expenses as a result of the VRP expense of $14.2 million.

Comparison of the nine months ended September 30, 2012 to September 30, 2011

The following tables present the components of our unaudited consolidated statements of income and comprehensive income by business segment and the change in those amounts for the nine months ended September 30, 2012 and 2011.

Revenues

	Nine months ended September 30,
(Dollar amounts in thousands)	2012	2011	Variance
Merchant acquiring, net	$51,499	$44,043	$7,456	17%
Payment processing	69,986	63,235	6,751	11%
Business solutions	129,214	128,273	941	1%

Total revenues	$250,699	$235,551	$15,148	6%

Revenue increases in our Merchant Acquiring and Payment Processing segments for the nine months ended September 30, 2012 were primarily driven by the aforementioned factors impacting their performance during the three months ended September 30, 2012. The results in the Business Solutions segment were driven by higher demand for certain network services, partially offset by lower demand for certain IT consulting services.

Operating costs and expenses

	Nine months ended September 30,
(Dollar amounts in thousands)	2012	2011	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$118,469	$114,832	$3,637	3%
Selling, general and administrative expenses	24,385	26,005	(1,620)	-6%
Depreciation and amortization	53,517	51,977	1,540	3%

Total operating costs and expenses	$196,371	$192,814	$3,557	2%

Cost of revenues increased by $3.6 million, or 3%, when compared to the same period in 2011. The results for 2012 were driven by higher professional fees, equipment and costs of sales, partially offset by a decrease in personnel expenses from cost control initiatives implemented in late 2011. Gross margin percentage for the nine months ended September 30, 2012 improved to 52.7% from 51.3% for the corresponding 2011 period. The improvement in our gross margin was mainly driven by our ability to support incremental business volume with lower incremental costs due to our highly scalable technology platform and cost control initiatives.

Selling, general and administrative expenses for the nine months ended September 30, 2012 decreased by $1.6 million, or 6%, when compared to the corresponding 2011 period as a result of the Company’s continuous cost control initiatives.

Depreciation and amortization expense for the nine months ended September 30, 2012 increased by $1.5 million, or 3%, as a result of higher electronic equipment and amortization of software packages associated with certain new projects.

Income from operations

The following table presents income from operations by reportable segments.

	Nine months ended September 30,
(Dollar amounts in thousands)	2012	2011	Variance
Segment income from operations
Merchant acquiring, net	$24,736	$20,663	$4,073	20%
Payment processing	38,652	34,019	4,633	14%
Business solutions	25,751	26,267	(516)	-2%

Total segment income from operations	89,139	80,949	8,190	10%
Merger related depreciation and amortization and other unallocated expenses(1)	(34,811)	(38,212)	3,401	-9%

Income from operations	$54,328	$42,737	$11,591	27%

(1)

Represents non-recurring compensation and benefits, professional fees, transaction and/or transition costs, and incremental depreciation and amortization from purchase accounting adjustments and other miscellaneous intersegment revenues.

Income from operations in our Merchant Acquiring and Payment Processing segments increased when compared to the corresponding 2011 period, due to higher revenues partially offset by incremental costs related to business growth. The increase in revenues was driven by higher realized net margin in our Merchant Acquiring business, and an increase in volume and accounts on file within our Payment Processing business. The results in our Business Solutions segment were driven by lower demand for certain IT consulting services and higher realized sales of products.

See Note 11 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of the income from operations of the segments to unaudited consolidated net income.

Non-operating (expenses) income

	Nine months ended September 30,
(Dollar amounts in thousands)	2012	2011	Variance
Non-operating (expenses) income
Interest income	$230	$637	$(407)	-64%
Interest expense	(39,214)	(39,272)	58	0%
Earnings of equity method investment	103	685	(582)	-85%
Other expense	(9,802)	(16,288)	6,486	-40%

Total non-operating (expenses) income	$(48,683)	$(54,238)	$5,555	-10%

The decrease in non-operating expenses was primarily driven by lower other expenses of $6.5 million. Other expenses for the nine months ended September 30, 2012 were primarily comprised of debt issuance costs of $8.8 million and personnel related charges of $2.2 million, partially offset by an unrealized gain of $0.3 million related to the fair value adjustment of certain assets and $0.5 million of a foreign currency translation gain. For the corresponding 2011 period, other expenses were primarily comprised of a non-recurring cost of the $14.2 million VRP expense, debt issuance costs of $2.2 million and $1.2 million from the settlement of a derivative related to our acquisition of an equity interest in CONTADO from Popular, partially offset by an unrealized gain of $0.9 million related to the fair value adjustment of certain assets.

Income tax benefit

Income tax benefit for the nine months ended September 30, 2012 amounted to $87.0 million compared to $34.7 million for the corresponding 2011 period. The income tax benefit for 2012 was primarily driven by the elimination of EVERTEC’s deferred tax liability balance of $89.2 million related to Puerto Rico operations following the Conversion.

The income tax benefit for the corresponding 2011 period was mainly due to a reduction in deferred tax liability of $27.6 million as a result of a reduction in the Puerto Rico marginal corporate income-tax rate from 39% to 30%, and a taxable loss for the nine months ended September 30, 2011. See Note 8 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Net Income

Net income for the nine months ended September 30, 2012 was $92.6 million, compared to net income of $23.2 million for the corresponding 2011 period. The net income results for 2012 mainly reflect the elimination of the deferred tax liability balance of $89.2 million related to Puerto Rico operations of EVERTEC following the Conversion, while the net income for the prior period was driven by the income tax benefit of $34.7 million as explained above. Income before income taxes for the nine months ended September 30, 2012 was $5.6 million compared to a loss before income taxes of $11.5 million for the corresponding 2011 period.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, while our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have available a senior secured revolving credit facility of $50.0 million of which $49.3 million was available as of September 30, 2012 (after giving effect to a $0.7 million letter of credit on behalf of ATH Costa Rica, S.A (“ATH CR”) with Bank of America). In addition, ATH CR has a credit facility with Banco Popular for approximately $2.9 million and our Costa Rican subsidiaries have local lines of credit with Banco Lafise of approximately $0.9 million in aggregate.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures and debt service obligations as they become due. Also, we may make distributions to the holders of our equity interests if approved by our board of managers at its sole discretion and in compliance with our debt covenants. On May 9, 2012, we made a cash distribution of $267.2 million to EVERTEC Group’s direct parent, Holdings. For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

	Nine months ended September 30,
(Dollar amounts in thousands)	2012	2011
Cash provided by operating activities	$68,987	$59,823
Cash used in investing activities	(12,308)	(29,308)
Cash used in financing activities	(60,711)	(29,090)

(Decrease) increase in cash	$(4,032)	$1,425

Cash provided by operating activities for the nine months ended September 30, 2012 increased by $9.2 million when compared to the corresponding 2011 period. Higher cash provided by operating activities in 2012 resulted from an increase in income from operations of $11.6 million and $2.0 million from a premium received related to the issuance of additional debt. The results were impacted by higher other expenses of $6.5 million, partially offset by a prepayment penalty of $3.4 million related to the Company’s debt refinancing.

Cash used in investing activities for the nine months ended September 30, 2012 decreased by $17.0 million when compared to the corresponding 2011 period. The decrease was due to the acquisition of an equity interest in CONTADO for $9.2 million and higher acquisition of intangibles of $6.8 million in 2011 when compared to the corresponding 2012 period.

Cash used in financing activities for the nine months ended September 30, 2012 consisted of $208.7 million in proceeds from the issuance of additional debt, offset by a $267.2 million distribution made to our parent company and $2.2 million in debt issuance costs associated with the additional debt. Cash used in financing activities for the nine months ended September 30, 2011 consisted of a repayment of $29.1 million of our senior secured term loan.

Capital Resources

Our principal capital expenditures are related to computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $4.1 million and $13.0 million for the three and nine months ended September 30, 2012 compared to $4.9 million and $18.6 million for the three and nine months ended September 30, 2011, respectively. Capital expenditures are expected to be funded by cash flows from operations and, if necessary, borrowings under our senior secured revolving credit facility.

Financial Obligations

Senior Secured Credit Facilities

In connection with the Merger, on September 30, 2010 we entered into senior secured credit facilities consisting of (1) a $355.0 million six-year term loan facility and (2) a $50.0 million five-year revolving credit facility. The term loan facility was subject to quarterly amortization payments totaling 1% per annum of the original principal amount of the facility, with the balance payable on the final maturity date. As a result of a voluntary repayment made on May 4, 2011, we have no scheduled quarterly amortization payment obligation until the final lump-sum payment at the maturity date. However, the agreement governing our senior secured credit facilities contains certain provisions that may require prepayments as a result of increases in the senior secured leverage ratio. The incremental term loan and the reduction of cash, as a result of the distribution made to our member, are factors impacting our senior secured leverage ratio. At September 30, 2012, the senior secured leverage ratio was 2.82. If the senior secured leverage ratio at year end is equal to or greater than 2.50x, a 50% prepayment of the excess cash flow generated, as defined in the agreement governing our senior secured credit facilities, must be made. If the senior secured leverage ratio is less than or equal to 2.50x and greater than 2.00x, a 25% prepayment is required. If the senior secured leverage ratio is less than or equal to 2.00x no prepayments are necessary.

On May 9, 2012, we entered into an amendment to the agreement governing our senior secured credit facilities to allow, among other things, a restricted payment in an amount not to exceed $270.0 million and certain adjustments to the financial covenant therein. In addition, we borrowed an additional $170.0 million under a secured incremental term loan. As of September 30, 2012, the outstanding balance under the senior secured credit facilities amounted to $483.8 million.

The senior secured credit facilities allow us to obtain, on an uncommitted basis at the sole discretion of participating lenders, an incremental amount of term loan and/or revolving credit facility commitments not to exceed the maximum principal amount of debt that would not cause our senior secured leverage ratio to exceed 3.25 to 1.00.

The senior secured revolving credit facility is available for general corporate purposes and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings. All obligations under the senior secured credit facilities are unconditionally guaranteed by Holdings and, subject to certain exceptions, each of our existing and future wholly-owned subsidiaries. All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of our assets and the assets of the guarantors, subject to certain exceptions. Borrowings under the senior secured term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to a margin over either (a) a base rate as defined in the agreement governing our senior secured credit facilities or (b) a LIBOR rate. The senior secured credit facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

See Note 4 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Senior Notes

In connection with the Merger on September 30, 2010, we issued $220.0 million of senior unsecured notes. On May 7, 2012, we and EVERTEC Finance, as co-issuers, issued $40.0 million aggregate principal amount of 11% Senior Notes due 2018 (the “New Notes”). The New Notes constitute “Additional Notes” under the indenture pursuant to which the existing senior notes were originally issued on September 30, 2010. Our existing wholly-owned subsidiaries that guarantee our obligations under the senior secured credit facilities also guarantee the senior notes. The senior notes bear interest at a fixed rate of 11.0% per annum and mature on October 1, 2018. The senior notes are not subject to any mandatory or sinking fund payments. However, under certain circumstances related to change of control or asset sales, we may be required to offer to purchase senior notes. As of September 30, 2012, the principal outstanding balance of the senior notes was $250.5 million.

On May 7, 2012, we obtained a consent from the holders of the senior notes as of the record date of April 27, 2012 to amend the limitation on restricted payments covenant in the indenture governing the senior notes in order to allow additional dividend or distribution payments by us in an aggregate amount not to exceed $270.0 million. See Note 4 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Covenant Compliance

Our senior secured credit facilities and the indenture contain various restrictive covenants. Our secured credit facilities require us to maintain on a quarterly basis a specified maximum senior secured leverage ratio. The senior secured leverage ratio as defined in our credit facility (total first lien senior secured debt minus available cash, up to a maximum of $50.0 million, as defined, to Adjusted EBITDA) must be less than 3.85 to 1.0 at September 30, 2012. In addition, our senior secured credit facilities, among other things, restrict our ability to incur indebtedness or liens, make investments, declare or pay any dividends to our parent and prepay indebtedness that is junior to such debt. The indenture, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue certain preferred shares, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of the covenants in these agreements are subject to significant exceptions. As of September 30, 2012, we were in compliance with the applicable restrictive covenants under our debt agreements.

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

Net Income Reconciliation to EBITDA and Adjusted EBITDA

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA as further adjusted to exclude unusual items and other adjustments described below. We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in our senior secured credit facilities and the indenture governing the senior notes in testing our compliance with covenants therein such as the senior secured leverage ratio and the fixed charge coverage ratio. In addition, in evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is provided below:

(Dollar amounts in thousands)	Three months ended September 30, 2012	Nine months ended September 30, 2012	Twelve months ended September 30, 2012
Net income	$3,381	$92,605	$97,441
Income tax expense (benefit)	512	(86,960)	(85,345)
Interest expense, net	14,746	38,984	50,546
Depreciation and amortization	17,765	53,517	71,431

EBITDA	36,404	98,146	134,073
Software maintenance reimbursement and other costs(1)	615	1,922	2,642
Equity income(2)	472	625	1,207
Compensation and benefits(3)	380	3,480	4,088
Transaction and other non-recurring fees(4)	337	12,071	12,786
Management fees(5)	746	2,237	2,873
Purchase accounting(6)	(550)	(652)	368

Adjusted EBITDA	$38,404	$117,829	$158,037

(1)	Primarily represents reimbursements received for certain software maintenance expenses as part of the Merger.
(2)	Represents CONTADO’s non-cash equity income net of cash dividends received.
(3)

For the nine months ended September 30, 2012, mainly represents a one-time payment of $2.2 million as a result of the former CEO’s employment modification agreement. For the last twelve months period, also includes a one-time cost related to the VRP. All periods include other adjustments related to non-cash equity based compensation.

(4)

Primarily relates to non-recurring fees associated with the issuance of additional debt during the second quarter of 2012 and the distribution made to our direct parent company. Also, includes adjustments to support additional requirements of a stand-alone entity and to certain other adjustments permitted under the senior secured credit facility and indenture agreements.

(5)	Represents the management fee payable to the equity sponsors.
(6)

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

The following table includes long-term debt as of September 30, 2012.

	Payment due by periods
(Dollar amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt(1)	$1,020,880	$55,154	$110,312	$577,359	$278,055

(1)

Long-term debt includes the payments of cash interest (based on interest rates as of September 30, 2012 for variable rate debt) and aggregate principal amount of our senior secured term loan facility and our senior notes, as well as commitments fees related to the unused portion of the senior secured revolving credit facility, as required under the terms of the debt agreements.

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

Interest rate risk

We issued fixed and floating-rate debt which is subject to fluctuations in interest rates with respect to our floating-rate debt. Borrowings under our senior secured credit facilities accrue interest at variable rates but are subject to floors or minimum rates. A 100 basis point increase in the applicable margins over our floor(s) on our debt balances outstanding as of September 30, 2012, under our senior secured credit facilities would increase our annual interest expense by approximately $5.0 million.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive income (loss) in the consolidated balance sheet, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of income and comprehensive income. At September 30, 2012, the Company had $1.2 million in a favorable foreign currency translation adjustment as part of accumulated other comprehensive income compared to an unfavorable foreign currency translation adjustment of $1.3 million at December  31, 2011.

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

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1*	Amendment to Certificate of Formation of EVERTEC Group, LLC

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC Group, LLC (Registrant)

Date: November 14, 2012	By: /s/ Peter Harrington

Peter Harrington Chief Executive Officer

Date: November 14, 2012	By: /s/ Juan J. Román

Juan J. Román Chief Financial Officer

S-1