Form 10-K
period 2012-12-31
EVERTEC Group, LLC
filed 2013-03-14
CIK 1517783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2012 was zero.

As of March 8, 2013, there were 100 outstanding limited liability company membership units of EVERTEC Group, LLC.

DOCUMENTS INCORPORATED BY REFERENCE: None

EVERTEC Group, LLC

2012 Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•

our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues and with Banco Popular de Puerto Rico (“Banco Popular”), Popular’s principal banking subsidiary, to grow our Merchant Acquiring business;

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

•

our high level of indebtedness and restrictions contained in our debt agreements, including our senior secured credit facilities and the indenture governing our notes, as well as debt that could be incurred in the future;

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

Part I

Item 1. Business

Except as otherwise indicated or unless the context otherwise requires the terms “EVERTEC,” “we,” “us,” “our,” “our company” and the “Company” refer to EVERTEC Group, LLC (“EVERTEC Group”) and its consolidated subsidiaries after giving effect to the Merger (as defined below). EVERTEC Group’s subsidiaries include EVERTEC Dominicana, SAS., EVERTEC Latinoamérica, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Finance, Tarjetas Inteligentes Internacionales, S.A. and EVERTEC Guatemala, S.A. (f/k/a T.I.I. Smart Solutions, S.A.)

Company Overview

EVERTEC is the leading full-service transaction processing business in Latin America and the Caribbean. We are based in Puerto Rico and provide a broad range of merchant acquiring, payment processing and business process management services across 19 countries in the region. We process over 1.8 billion transactions annually, and manage the electronic payment network for over 4,100 automated teller machines (“ATM”) and over 104,000 point-of-sale (“POS”) payment terminals. According to the July 2012 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and the sixth largest in Latin America based on total number of transactions. We own and operate the ATH network, one of the leading ATM and personal identification number (“PIN”) debit networks in Latin America. In addition, we provide a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions we serve. We serve a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with ‘mission critical’ technology solutions that are essential to their operations, enabling them to issue, process and accept transactions securely, and we believe that our business is well positioned to continue to expand across the fast growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction processing services from a single source across numerous channels and geographic markets. We believe this single source capability provides several competitive advantages which will enable us to continue to penetrate our existing customer base with new, complementary services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

•	Our ability to package and provide a range of services across our customers’ business that often need to be sourced from different vendors;

•	Our ability to serve customers with disparate operations in several geographies with a single integrated technology solution that enables them to manage their business as one enterprise; and

•

Our ability to capture and analyze data across the transaction processing value chain to provide value-added services that are differentiated from those offered by ‘pure play’ vendors that only have the technology, capabilities and products to serve one portion of the transaction processing value chain (such as only merchant acquiring or payment processing).

Our broad suite of services span the entire transaction processing value chain and include a range of front-end customer facing solutions as well as back-end support services. These include: (i) merchant acquiring services, which enable POS and e-commerce merchants to accept and process electronic methods of payment such as debit, credit, prepaid and electronic benefits transfer (“EBT”) cards; (ii) payment processing services, which enable financial institutions and other issuers to manage, support and facilitate the processing for credit, debit, prepaid, ATM and EBT card programs; and (iii) business process management solutions, which provide ‘mission critical’ technology solutions such as core bank processing, as well as information technology (“IT”) outsourcing and cash management services to financial institutions, enterprises and governments. We provide these services through a highly scalable, end-to-end technology platform that we manage and operate in-house. Our end-to-end technology platform includes solutions that encompass the entire transaction processing value chain. This enables us to provide ‘front-end’ processing services, such as the electronic capture and authorization of transactions at the point-of-sale, and ‘back-end’ services, such as the clearing and settlement of transactions and account reconciliation for card issuers. Our platform provides us with the broad range of capabilities, flexibility and operating leverage that enable us to innovate and develop new services, differentiate ourselves in the marketplace and generate significant operating efficiencies to continue to maximize profitability.

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

We generate revenues based primarily on transaction fees paid by our merchants and financial institutions in our Merchant Acquiring and Payment Processing segments and on transaction fees or fees based on number of accounts on file in our Business Solutions segment. Our total revenues increased from $276.3 million for the year ended December 31, 2009 to $341.7 million for the year ended December 31, 2012, representing a compound annual growth rate (“CAGR”) of 7%. Our Adjusted EBITDA (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Income Reconciliation to EBITDA and Adjusted EBITDA”) increased from $117.6 million for the year ended December 31, 2009 to $169.6 million for the year ended December 31, 2012, representing a CAGR of 13%.

History and Separation from Popular

We have a 25 year operating history in the transaction processing industry. Prior to the Merger on September 30, 2010, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. In September 2010, Apollo Global Management, LLC, a leading private equity investor, acquired a 51% interest in EVERTEC and shortly thereafter, we began the transition to a separate, stand-alone entity. As a stand-alone company, we have made substantial investments in our technology and infrastructure, recruited various senior executives with significant transaction processing experience in Latin America, enhanced our profitability through targeted productivity and cost savings actions and broadened our footprint beyond the markets historically served.

We continue to benefit from our relationship with Popular. Popular is our largest customer, acts as one of our largest merchant referral partners and sponsors us with the card associations (such as Visa or MasterCard), enabling merchants to accept these card associations’ credit card transactions. Popular also provides merchant sponsorship as one of the participants of the ATH network, enabling merchants to connect to the ATH network and accept ATH debit card transactions. We provide a number of critical products and services to Popular, which are governed by a 15-year Amended and Restated Master Services Agreement (the “Master Services Agreement”) that runs through 2025. For more information on the Master Services Agreement and other related party agreements, see “Item 13. Certain Relationships and Related Transactions and Director Independence—Related Party Transactions in Connection with the Closing of the Merger.”

Our Equity Sponsors

Apollo: AP Carib Holdings, Ltd. (“Apollo”), an investment vehicle indirectly managed by Apollo Management VII, L.P. (“Apollo Management”), an affiliate of Apollo Global Management, LLC (together with its subsidiaries, including Apollo Management, “AGM”), acquired an approximately 51% indirect ownership interest in us as part of the Merger. AGM is a leading global alternative investment manager with offices in New York, Los Angeles, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai. As of December 31, 2012, AGM and its subsidiaries had assets under management of approximately $113 billion invested in its private equity, credit and real estate businesses.

Popular: Popular retained an approximately 49% indirect ownership interest in us as part of the Merger. Popular, Inc. (NASDAQ: BPOP), whose principal banking subsidiary’s history dates back to 1893, is the No. 1 bank holding company by both assets and deposits based in Puerto Rico, and, as of September 30, 2012, ranks 44th by assets among U.S. bank holding companies. In the United States, Popular has established a community-banking franchise providing a broad range of financial services and products with branches in New York, New Jersey, Illinois, Florida and California. In 2010, Popular raised $1.15 billion in proceeds from a public equity offering, and successfully completed an FDIC-assisted acquisition of Westernbank Puerto Rico.

Industry Trends

Shift to Electronic Payments

The ongoing migration from cash, check and other paper methods of payment to electronic payments continues to benefit the transaction processing industry globally. This migration is driven by factors including customer convenience, marketing efforts by financial institutions, card issuer rewards and the development of new forms of payment. We believe that the penetration of electronic payments in the markets where we principally operate is significantly lower relative to more mature U.S. and European markets and that this ongoing shift will continue to generate substantial growth opportunities for our business.

Fast Growing Latin American and Caribbean Financial Services and Payments Markets

Currently, the adoption of banking products, including electronic payments, in the Latin American and Caribbean region is lower relative to the mature U.S. and European markets. As these markets continue to evolve and grow, the emergence of a larger and more sophisticated consumer base will influence and drive an increase in card and electronic payments usage. According to the November 2011 and May 2012 Nilson Reports, the Latin American payments market is projected to continue to grow at a CAGR of 23.0% through 2015 (as illustrated in the chart below) and represents the second fastest growing market in the world.

We believe that the attractive characteristics of our markets and our leadership positions across multiple services and sectors will continue to drive growth and profitability in our businesses.

Ongoing Technology Outsourcing Trends

Financial institutions globally are facing significant challenges including the entrance of non-traditional competitors, the compression of margins on traditional products, significant channel proliferation and increasing regulation that could potentially curb profitability. Many of these institutions have traditionally fulfilled their IT needs through legacy computer systems, operated by the institution itself. Legacy systems are generally highly proprietary, inflexible and costly to operate and maintain and we believe the trend to outsource in-house technology systems and processes by financial institutions will continue. According to estimates published by Gartner Dataquest Market Statistics in January 2013, the banking and securities sector in Latin America is forecasted to have $29 billion of annual IT expenditures by 2016. We believe our ability to provide integrated, open, flexible, customer-centric and efficient IT products and services cater to the evolving needs of our customers, particularly for small- and mid-sized financial institutions in the Latin American markets in which we operate.

Industry Innovation

The electronic payments industry experiences ongoing technology innovation. Emerging payment technologies such as prepaid cards, contactless payments, payroll cards, mobile commerce, online “wallets” and innovative POS devices facilitate the continued shift away from cash, check and other paper methods of payment. According to the 2012 World Payments Report, the number of online payments for e-commerce activities and number of payments using mobile devices are projected to grow at compound annual growth rates of 20.0% and 52.7%, respectively from 2009 to 2013. The increasing demand for new and flexible payment options catering to a wider range of consumer segments is driving growth in the electronic payment processing sector.

Our Competitive Strengths

Market Leadership in Latin America and the Caribbean

We believe we have an inherent competitive advantage relative to U.S. competitors based on our ability to locally leverage our infrastructure, as well as our first-hand knowledge of the Latin American and Caribbean markets, language and culture. We have built leadership positions across the transaction processing value chain in the geographic markets that we serve, which we believe will enable us to continue to penetrate our core markets and provide advantages to enter new markets. According to the July 2012 Nilson Report, we are the sixth largest merchant acquirer in Latin America and the largest in the Caribbean and Central America based on total number of transactions. We own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. The ATH network and processing businesses processed over one billion transactions in 2012, which according to management estimates, makes ATH branded products the most frequently used electronic method of payment in Puerto Rico, exceeding the total transaction volume of

Visa, MasterCard, American Express and Discover, combined. Given our scale and customer base of top tier financial institutions and government entities, we believe we are the leading card issuer and core bank processor in the Caribbean and the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean. We believe our competitive position and strong brand recognition increases card acceptance, driving usage of our proprietary network, and presents opportunities for future strategic relationships.

Diversified Business Model Across the Transaction Processing Value Chain

Our leadership position in the region is driven in part by our diversified business model which provides the full range of merchant acquiring, payment processing and business solutions services to financial institutions, merchants, corporations and government agencies across different geographies. We offer end-to-end technology solutions through a single provider and we have the ability to tailor and customize the features and functionality of all our products and services to the specific requirements of our customers in various industries and across geographic markets. We believe the breadth of our offerings enables us to penetrate our customer base from a variety of perspectives and positions us favorably to cross-sell our other offerings over time. For example, we may host a client’s electronic cash register software (part of the Business Solutions segment), acquire transactions that originate at that electronic cash register (part of the Merchant Acquiring segment), route the transaction through the ATH network (part of the Payment Processing segment), and finally settle the transaction between the client and the issuer bank (part of the Payment Processing segment). In addition, we can serve customers with disparate operations in several geographies with a single integrated technology solution that enables them to access one processing platform and manage their business as one enterprise. We believe these services are becoming increasingly complementary and integrated as our customers seek to capture, analyze and monetize the vast amounts of data that they process across their enterprises. As a result, we are able to capture significant value across the transaction processing value chain and believe that this combination of attributes represents a differentiated value proposition vis-à-vis our competitors who have a limited product and service offering.

Broad and Deep Customer Relationships and Recurring Revenue Business Model

We have built a strong and long-standing portfolio of top tier financial institution, merchant, corporate and government customers across Latin America and the Caribbean, which provide us with a reliable, recurring revenue base and powerful references that have helped us expand into new channels and geographic markets. Customers representing approximately 99% of our 2011 revenue continued to be customers in 2012, due to the mission-critical and embedded nature of the services provided and the high switching costs associated with these services. Our Payment Processing and Merchant Acquiring segments, as well as certain business lines representing the majority of our Business Solutions segment, generate recurring revenues that collectively accounted for approximately 87% of our total revenues in 2012. We receive recurring revenues from services based on our customers’ on-going daily commercial activity such as processing loans, hosting accounts and information on our servers, and processing everyday payments at grocery stores, gas stations and similar establishments. We generally provide these services under one to five year contracts, often with automatic renewals. We also provide a few project-based services that generate non-recurring revenues in our Business Solutions segment such as IT consulting for a specific project or integration. Additionally, we entered into a 15-year Master Services Agreement with Popular on September 30, 2010. We provide a number of critical payment processing and business solutions products and services to Popular and benefit from the bank’s distribution network and continued support. Through our long-standing and diverse customer relationships, we are able to gain valuable insight into trends in the marketplace that allows us to identify new market opportunities. In addition, we believe the recurring nature of our business model provides us with significant revenue and earnings stability.

Highly Scalable, End-to-End Technology Platform

Our diversified business model is supported by our highly scalable, end-to-end technology platform which allows us to provide a full range of transaction processing services and develop and deploy a broad suite of technology solutions to our customers at low incremental costs and increasing operating efficiencies. We have spent over $130 million over the last five years on technology investments to continue to build the capacity and functionality of our platform and we have been able to achieve attractive economies of scale with flexible product development capabilities. We have a proven ability to seamlessly leverage our existing platforms to develop new products and services and expand in new markets. We believe that our platform will increasingly allow us to provide differentiated services to our customers and facilitate further expansion into new sales channels and geographic markets.

Experienced Management Team with a Strong Track Record of Execution

We have grown our revenue organically by introducing new products and services and expanding our geographic footprint throughout Latin America. We have a proven track record of creating value from operational and technology improvements and capitalizing on cross-selling opportunities. We have combined new leadership at EVERTEC, bringing many years of industry experience, with long-standing leadership at the operating business level. In 2012, Peter Harrington, former President of Latin America and Canada for First Data Corporation, joined our management team as our President and Chief Executive Officer. Also, in 2012, Philip Steurer, former

Senior Vice President of Latin America for First Data Corporation, joined our management team as our Chief Operating Officer. Mr. Harrington and Mr. Steurer both have extensive experience managing and growing transaction processing businesses in Latin America as well as North America, Asia and Europe. In addition, we successfully executed our separation from Popular, transitioning EVERTEC from a division of a larger company to a stand-alone entity with public company best practices. Instrumental to this transition was our Chief Financial Officer Juan J. Román, former CFO of Triple-S Management, a publicly listed insurance company. Collectively our management team benefits from an average of over 20 years of industry experience and we believe they are well positioned to continue to drive growth across business lines and regions.

Our Growth Strategy

We intend to grow our business by continuing to execute on the following business strategies:

Continue Cross-Sales to Existing Customers

We seek to grow revenue by continuing to sell additional products and services to our existing merchant, financial institution, corporate and government customers. We intend to broaden and deepen our customer relationships by leveraging our full suite of end-to-end technology solutions. For example, we believe that there is significant opportunity to cross-sell our network services, ATM point-of-sale processing and card issuer processing services to our over 180 existing financial institution customers, particularly in markets outside of Puerto Rico. We will also seek to continue to cross-sell value added services into our existing merchant base of over 25,000 locations.

Leverage Our Franchise to Attract New Customers in the Markets We Currently Serve

We intend to attract new customers by leveraging our comprehensive product and services offering, the strength of our brand and our leading end-to-end technology platform. Furthermore, we believe we are uniquely positioned to develop new products and services to take advantage of our access to and position in markets we currently serve. For example, in markets we serve outside of Puerto Rico, we believe there is a significant opportunity to penetrate small to medium financial institutions with our products and services, as well as to penetrate governments with offerings such as EBT.

Expand in the Latin American Region

We believe there is substantial opportunity to expand our businesses in the Latin American region. We believe that we have a competitive advantage relative to U.S. competitors based on our ability to locally leverage our infrastructure, breadth of products and services as well as our first-hand knowledge of Latin American markets, language and culture. Significant growth opportunities exist in a number of large markets such as Colombia, México, Chile and Argentina. We also believe that there is an opportunity to provide our services to existing financial institution customers in other regions where they operate. Additionally, we continually evaluate our strategic plans for geographic expansion, which can be achieved through joint ventures, partnerships, alliances or strategic acquisitions.

Develop New Products and Services

Our experience with our customers provides us with insight into their needs and enables us to continuously develop new transaction processing services. We plan to continue growing our merchant, financial institution, corporate and government customer base by developing and offering additional value-added products and services to cross-sell along with our core offerings. We intend to continue to focus on these and other new product opportunities in order to take advantage of our leadership position in the transaction processing industry in the Latin American and Caribbean region.

Our Business

We offer our customers end-to-end products and solutions across the transaction processing value chain from a single source across numerous channels and geographic markets, as further described below.

Merchant Acquiring

According to the July 2012 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and the sixth largest in Latin America based on total number of transactions. Our Merchant Acquiring business provides services to merchants at over 25,000 locations that allow them to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. Our full suite of merchant acquiring services includes, but is not limited to, the underwriting of each merchant’s contract, the deployment of POS devices and other equipment necessary to capture merchant transactions, the processing of transactions at the point-of-sale, the settlement of funds with the participating financial institution, detailed sales reports and customer support. In 2012, our Merchant Acquiring business processed over 280 million transactions.

Our Merchant Acquiring business generated $69.6 million, or 20.4%, of total revenues and $33.8 million, or 26.6%, of total segment income from operations for the year ended December 31, 2012.

Payment Processing

We are the largest card processor and network services provider in the Caribbean. We provide an innovative and diversified suite of payment processing services to blue chip regional and global corporate customers, government agencies, and financial institutions across Latin American and the Caribbean. These services provide the infrastructure technology necessary to facilitate the processing and routing of payments across the transaction processing value chain.

At the point-of-sale, we sell transaction processing technology solutions, similar to the services in our Merchant Acquiring business, to other merchant acquirers to enable them to service their own merchant customers. We also offer terminal driving solutions to merchants, merchant acquirers (including our Merchant Acquiring business) and financial institutions, which provide the technology to securely operate, manage and monitor POS terminals and ATMs. We also rent POS devices to financial institution customers who seek to deploy them across their own businesses. We currently provide technology services for over 4,100 ATMs and over 104,000 POS terminals in the region and are continuously certifying new machines and devices to expand this reach.

To connect the POS terminals to card issuers, we own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. The ATH network connects the merchant or merchant acquirer to the card issuer and enables transactions to be routed or “switched” across the transaction processing value chain. The ATH network offers the technology, communications standards, rules and procedures, security and encryption, funds settlement and common branding that allow consumers, merchants, merchant acquirers, ATMs, card issuer processors and card issuers to conduct commerce seamlessly, across a variety of channels, similar to the services provided by Visa and MasterCard. The ATH network and processing businesses processed over one billion transactions in 2012. Over 70% of all ATM transactions and over 80% of all debit transactions in Puerto Rico are processed through the ATH network.

To enable financial institutions, governments and other businesses to issue and operate a range of payment products and services, we offer an array of card processing and other payment technology services, such as internet and mobile banking software services, bill payment systems and EBT solutions. Financial institutions and certain retailers outsource to us certain card processing services such as card issuance, processing card applications, cardholder account maintenance, transaction authorization and posting, fraud and risk management services, and settlement. Our payment products include electronic check processing, automated clearing house (“ACH”), lockbox, online, interactive voice response and web-based payments through personalized websites, among others.

We have been the only provider of EBT services to the Puerto Rican government since 1998, processing approximately $2.5 billion in volume annually. Our EBT application allows certain agencies to deliver government benefits to participants through a magnetic card system and serves over 840,000 active participants.

Our Payment Processing business accounted for $94.8 million, or 27.7%, of total revenues and $53.7 million, or 42.1%, of total segment income from operations for the year ended December 31, 2012.

Business Solutions

We provide our financial institution, corporate and government customers with a full suite of business process management solutions including specifically core bank processing, network hosting and management, IT consulting services, business process outsourcing, item and cash processing, and fulfillment. In addition, we believe we are the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean.

Our Business Solutions business accounted for $177.3 million, or 51.9%, of total revenues and $39.8 million, or 31.3%, of total segment income from operations for the year ended December 31, 2012.

For additional information regarding the Company’s segments refer to Note 22 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual Report on Form 10-K.

Competition

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

In Merchant Acquiring, we compete with several other service providers and financial institutions, including Vantiv, Inc., First Data Corporation, Global Payment Inc., Elavon, Inc., Sage Payment Solutions and some local banks. Also, the card associations and payment networks are increasingly offering products and services that compete with ours. The main competitive factors are price, brand awareness, strength of the relationship with financial institutions, system functionality, service capabilities and innovation. Our business is also impacted by the expansion of new payment methods and devices, card association business model expansion, and bank consolidation.

In Payment Processing, we compete with several other third party card processors and debit networks, including First Data Corporation, Fidelity National Information Services, Inc., Fiserv, Inc., Total System Services, Inc., Vantiv, Inc. and Global Payment Inc. Also, card associations and payment networks are increasingly offering products and services that compete with our products and services. The main competitive factors are price, system performance and reliability, system functionality, security, service capabilities and disaster recovery and business continuity capabilities.

In Business Solutions, our main competition includes internal technology departments within financial institutions, retailers, data processing or software development departments of large companies and/or large computer manufacturers. Main competitive factors are price, system performance and reliability, system functionality, security, service capabilities, and disaster recovery and business continuity capabilities.

Corporate Background

EVERTEC Group, LLC (formerly known as EVERTEC, LLC and EVERTEC, Inc.) was organized in Puerto Rico in 1988. EVERTEC Group was formerly a wholly-owned subsidiary of Popular. On September 30, 2010, pursuant to an Agreement and Plan of Merger (as amended, the “Merger Agreement”), EVERTEC Group became a wholly-owned subsidiary of EVERTEC Intermediate Holdings, LLC (“Holdings”) (formerly Carib Holdings, LLC and Carib Holdings, Inc.), with Apollo owning approximately 51% and Popular owning approximately 49% of the then outstanding voting capital stock of Holdings (the “Merger”).

On April 17, 2012, EVERTEC Group was converted from a Puerto Rico corporation to a Puerto Rico limited liability company (the “Conversion”) for the purpose of improving its consolidated tax efficiency by taking advantage of recent changes to the Puerto Rico Internal Revenue Code, as amended (the “PR Code”), that permit limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes. Concurrent with the Conversion, Holdings, which is our direct parent, was also converted from a Puerto Rico corporation to a Puerto Rico limited liability company. Prior to these conversions, EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) was formed in order to act as the new parent company of Holdings and its subsidiaries, including EVERTEC Group. In addition, in connection with the Conversion, EVERTEC Group formed a new wholly owned subsidiary, EVERTEC Finance Corp. (“EVERTEC Finance”), a corporation organized under the laws of the Commonwealth of Puerto Rico, to act as co-issuer of the 11% senior notes due 2018 (the “notes”). The transactions described above in this paragraph are collectively referred to as the “Reorganization.” In September 2012, EVERTEC, LLC amended its Certificate of Formation to change its name to EVERTEC Group, LLC.

Intellectual Property

We own numerous registrations for several trademarks in different jurisdictions and own or have licenses to use certain software and technology, which are critical to our business and future success. For example, we own the ATH and EVERTEC trademarks, which are associated by the public, financial institutions and merchants with high quality and reliable electronic commerce, payments, and debit network solutions and services. Such goodwill allows us to be competitive, retain our customers, and expand our business. Further, we also use a combination of (i) proprietary software and (ii) duly licensed third party software to operate our business and deliver secure and reliable products and services to our customers. The licensed software is subject to terms and conditions that we consider within industry standards. Most are perpetual licenses and the rest are term licenses with renewable terms. In addition, we monitor these license agreements and maintain close contact with our suppliers to ensure their continuity.

We seek to protect our intellectual property rights by securing appropriate statutory intellectual property protection in the relevant jurisdictions, including patents. We also protect proprietary know-how and trade secrets through company confidentiality policies, licenses, programs, and contractual agreements.

For a description of our arrangements with Popular regarding intellectual property, see “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Employees

As of December 31, 2012, we employed 1,660 persons across 6 countries in Latin America and the Caribbean. None of our employees are subject to collective bargaining agreements, and we consider our relationships with our employees to be good. We have not experienced any work stoppages.

Government Regulation and Payment Network Rules

Oversight by the Federal Reserve

Popular is a bank holding company that has elected to be treated as a financial holding company under the provisions of the Graham-Leach-Bliley Act of 1999. Because of Popular’s control of us, we are deemed to be a “subsidiary” of Popular for purposes of the BHC Act and therefore we are subject to regulation and oversight by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and our activities are subject to several related significant restrictions, the more significant of which are discussed below.

Transactions with Affiliates

There are various restrictions on our ability to borrow from, and engage in certain other transactions with, Popular’s bank subsidiaries, Banco Popular and Banco Popular North America (“BPNA”). In general, Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W require that any “covered transaction” that we enter into with Banco Popular or BPNA (or any of their respective subsidiaries), as the case may be, must be secured by designated amounts of specified collateral and must be limited to 10% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. In addition, all “covered transactions” between Banco Popular or BPNA, on the one hand, and Popular and all of its subsidiaries and affiliates (which for these purposes includes EVERTEC Group) on the other hand, must be limited to 20% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

Permissible Activities

As long as we are deemed to be controlled by Popular for bank regulatory purposes, we may conduct only those activities that are authorized for a bank holding company or a financial holding company under the BHC Act, Federal Reserve Board’s Regulation K and other relevant U.S. federal banking laws. These activities generally include activities that are related to banking, financial in nature or incidental to financial activities. In addition, restrictions placed on Popular as a result of supervisory or enforcement actions may restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business. We are considered to be a foreign subsidiary of a bank holding company under the Federal Reserve Board’s regulations. Consequently, we rely on the authority granted under the Federal Reserve Board’s Regulation K to conduct our data processing, management consulting and related activities outside the United States. The Federal Reserve Board’s Regulation K generally limits activities of a bank holding company outside the United States that are not banking or financial in nature or necessary to carry on such activities. Furthermore, before our predecessor was acquired by Popular, it was engaged in certain activities that are not otherwise permissible for a foreign subsidiary under the banking regulations. We continue to engage in such activities pursuant to authority under the Federal Reserve Board’s Regulation K, which allows a bank holding company to retain, in the context of an acquisition of a going concern, such otherwise impermissible activities if they account for not more than 5% of either the consolidated assets or consolidated revenues of the acquired organization.

Examinations

As a technology service provider to financial institutions we are also subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council (the “FFIEC”), an interagency body of federal financial regulators that includes the Federal Reserve Board. The Office of the Commissioner of Financial Institutions of Puerto Rico also participates in such examinations by the FFIEC. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients’ auditors and regulators.

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

To date, the Durbin Amendment has had mixed implications for our business, but the overall net impact has been positive due to lower interchange costs improving the overall margins of the business. However, we cannot be certain that this trend will continue, and we believe that any future impact (positive or negative) resulting from the Durbin Amendment is uncertain due to the competitive landscape in which we operate. In addition to the Dodd-Frank Act, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to diminish the powers of bank holding companies and their affiliates. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase the cost of doing business or limit permissible activities. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

Other Government Regulations

In addition to oversight by the Federal Reserve Board, our services are subject to a broad range of complex federal, state, Puerto Rico and foreign regulation, including privacy laws, international trade regulations, the Bank Secrecy Act, anti-money laundering laws, the U.S. Internal Revenue Code, the PR Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act and other Puerto Rico laws and regulations. Failure of our services to comply with applicable laws and regulations could result in restrictions on our ability to provide them, as well as the imposition of civil fines and/or criminal penalties. The principal areas of regulation (in addition to oversight by the Federal Reserve Board) that impact our business are described below.

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

Anti-Money Laundering and Office of Foreign Assets Control Regulation

Because of Popular’s indirect ownership interest in us and because we provide data processing services to both foreign and domestic financial institutions, we are required to comply with certain anti-money laundering and terrorist financing laws and economic sanctions imposed on designated foreign countries, nationals and others. Specifically, we must adhere to the requirements of the Bank Secrecy Act regarding processing and facilitation of financial transactions. Furthermore, as a data processing company that provides services to foreign parties and facilitates financial transactions between foreign parties, we are obligated to screen transactions for compliance with the sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These regulations prohibit us from entering into or facilitating a transaction that involves persons, governments, or countries designated by the U.S. Government under one or more sanctions regimes.

A major focus of governmental policy in recent years has been aimed at combating money laundering and terrorist financing. Preventing and detecting money laundering, and other related suspicious activities at their earliest stages warrants careful monitoring. The Bank Secrecy Act, along with a number of other anti-money laundering laws, imposes various reporting and record-keeping requirements concerning currency and other types of monetary instruments. Actions, such as structuring transactions to avoid Bank Secrecy Act and anti-money laundering law reporting requirements, failing to prepare or file required reports, preparing inaccurate reports, money laundering, attempted money laundering, and advising customers in any of these activities are violations or potential violations of law. These laws and regulations impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for us.

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

Foreign Corrupt Practices Act (“FCPA”) and Other

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

Association and Network Rules

We and certain of our subsidiaries are members of or certified processors for several card associations and payment networks, including the ATH network, MasterCard, Visa, American Express, Discover and numerous debit and EBT networks in connection with the services we provide to our customers. As such, we are subject to applicable card association and network rules, which could subject us to a variety of fines or penalties that may be levied by the card associations or networks for certain acts and/or omissions by us, our acquirer customers, processing customers and/or merchants. For example, “EMV” is a credit and debit card authentication methodology that the card associations are mandating to processors, issuers and acquirers in the payment industry. Compliance deadlines for EMV mandates vary by country and by payment network. We are investing significant resources and man-hours to develop and implement this methodology in all our payment related platforms. However, we are not certain if or when our financial institution customers will use or accept the methodology and the time it will take for this technology to be rolled-out to all customer ATM and POS devices connected to our platforms or adopted by our card issuing clients. Non-compliance with EMV mandates could result in lost business or financial losses from fraud or fines from network operators. We are also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by us using the Automated Clearing House Network and to various government laws regarding such operations, including laws pertaining to EBT.

Geographic Concentration

Our revenue composition by geographical area is based on Latin America and Caribbean. Latin America includes, among others, Costa Rica, México, Guatemala and Panamá. The Caribbean includes Puerto Rico, the Dominican Republic and Virgin Islands, among others. See Note 22 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information related to geographic areas.

Item 1A. Risk Factors

Readers should carefully consider, in connection with other information disclosed in this Annual Report on Form 10-K, the risks and uncertainties described below. The following discussion sets forth some of the more important risk factors that could affect our business, financial condition, operating results or cash flow. However, other factors, besides those discussed below or elsewhere in this Report or other of our reports filed with or furnished to the Securities and Exchange Commission (“SEC”), also could adversely affect our business, financial condition, operating results or cash flow. We cannot assure you that the risk factors described below or elsewhere in this document are a complete set of all potential risks we may face; additional risks and uncertainties not presently known to us or not believed by us to be material may also negatively impact us. These risk factors also serve to describe factors which may cause our results to differ materially from those discussed in forward looking statements included herein or in other documents or statements that make reference to this Annual Report on Form 10-K. Please also refer to the section titled “Forward Looking Statements” in this Annual Report on Form 10-K.

Risks Related to Our Business

We expect to continue to derive a significant portion of our revenue from Popular.

Our services to Popular account for a significant portion of our revenues, and we expect that our services to Popular will continue to represent a significant portion of our revenues for the foreseeable future. In 2012, products and services billed through Popular accounted for approximately 44% of our total revenues, of which approximately 83% (or approximately 37% of total revenues) are derived from core bank processing and related services for Popular and approximately 17% (or approximately 7% of total revenues) are transaction processing activities driven by third parties. If Popular were to terminate, or fail to perform under, the Master Services Agreement or our other material agreements with Popular, our revenues could be significantly reduced. See “Item 13. Certain Relationships and Related Transactions and Director Independence.

In 2012, our next largest customer, the Government of Puerto Rico represented approximately 9% of our total revenues. Our revenues from the Government of Puerto Rico span numerous individual agencies and public corporations.

We depend, in part, on our merchant relationships and our alliance with Banco Popular, a wholly-owned subsidiary of Popular, to grow our Merchant Acquiring business. If we are unable to maintain these relationships and this alliance, our business may be adversely affected.

Growth in our Merchant Acquiring business is derived primarily from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment, and the strength of our relationship with Banco Popular. A substantial portion of our business is generated from our ISO Agreement with Banco Popular. See “Item 13. Certain Relationships and Related Transactions and Director Independence —Related Party Transactions in Connection with the Closing of the Merger—Independent Sales Organization Sponsorship and Service Agreement.” Banco Popular acts as a merchant referral source and provides sponsorship into the ATH, Visa, Discover and MasterCard networks for merchants, as well as card association sponsorship, clearing and settlement services. We provide transaction processing and related functions. Both alliance partners may provide management, sales, marketing, and other administrative services. We rely on the continuing growth of our merchant relationships, our alliance with Banco Popular and other distribution channels. There can be no guarantee that this growth will continue and the loss or deterioration of these relationships could negatively impact our business and result in a reduction of our revenue and profit.

If we are unable to renew client contracts at favorable terms, we could lose clients and our results of operations and financial condition may be adversely affected.

Failure to achieve favorable renewals of client contracts could negatively impact our business. Our contracts with private clients generally run for a period of one to five years, except for the Master Services Agreement with Popular, which has a term of 15 years, and provide for termination fees upon early termination. Our government contracts generally run for one year without automatic renewal periods due to requirements of the government procurement rules. Our standard merchant contract has an initial term of one or three years, with automatic one-year renewal periods. At the end of the contract term, clients have the opportunity to renegotiate their contracts with us and to consider whether to engage one of our competitors to provide products and services. If we are not successful in achieving high renewal rates and contract terms that are favorable to us, our results of operations and financial condition may be adversely affected.

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

Our risk management procedures may not be fully effective in identifying or helping us mitigate our risk exposure against all types of risks.

We operate in a rapidly changing industry, and we have experienced significant change in the past three years, including our separation from Popular following the Merger and this offering. Accordingly, we may not be fully effective in identifying, monitoring and managing our risks. In some cases, the information we use to perform our risk assessments may not be accurate, complete or up-to-date. In other cases, our risk assessments may depend upon information that we may not have or cannot obtain. If we are not fully effective or we are not always successful in identifying all risks to which we are or may be exposed, we could be subject to losses, penalties, litigation or regulatory actions that could harm our reputation or have a material adverse effect on our business, financial condition and results of operations.

Security breaches or our own failure to comply with privacy regulations and industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation.

As part of our business, we electronically receive, process, store and transmit sensitive business information of our customers. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver’s license numbers, cardholder data and payment history records. The uninterrupted operation of our information systems and the confidentiality of the customer/consumer information that resides on such systems are critical to the successful operations of our business. Despite the safeguards we have in place, unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records or could otherwise cause interruptions in our operations. These risks are increased when we transmit information over the Internet. Our visibility in the global payments industry may attract hackers to conduct attacks on our systems that could compromise the security of our data or could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. There is also a possibility of mishandling or misuse, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees acting contrary to our policies, or where such information is intercepted or otherwise improperly taken by third parties. An information breach in the system and loss of confidential information such as credit card numbers and related information could have a longer and more significant impact on the business operations than a hardware failure and could result in claims against us for misuse of personal information, such as identity theft.

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

Changes in technology may limit the competitiveness of and demand for our services. Our businesses operate in industries that are subject to technological advancements, developing industry standards and changing customer needs and preferences. Also, our customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and customer changes in order to remain competitive within our relative markets. For example, the ability to adopt technological advancements surrounding POS technology available to merchants could have an impact on our Merchant Acquiring business. For example, “EMV” is a credit and debit card authentication methodology that the card associations are mandating to processors, issuers and acquirers in the payment industry. Compliance deadlines for EMV mandates vary by country and by payment network. We are investing significant resources and man-hours to develop and implement this methodology in all our payment related platforms. However, we are not certain if or when our financial institution customers will use or accept the methodology and the time it will take for this technology to be rolled-out to all customer ATM and POS devices connected to our platforms or adopted by our card issuing clients. Non-compliance with EMV mandates could result in lost business or financial losses from fraud or fines from network operators. Our inability to respond to new competitors and technological advancements could impact all of our businesses.

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

We are subject to the credit risk of our merchants being unable to satisfy obligations for which we also may be liable. For example, as the merchant acquirer, we are contingently liable for transactions originally acquired by us that are disputed by the card-holder and charged back to the merchants. If we or Banco Popular are unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, we will bear the loss for the amount of the refund paid to the cardholder. Notwithstanding our adherence to industry standards with regards to the acceptance of new merchants and certain steps to screen for credit risk, it is possible that a default on such obligations by one or more of our merchants could have a material adverse effect on our business.

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

In order to provide our transaction processing services, we, Banco Popular, and several of our subsidiaries are registered with or certified by Visa, Discover and MasterCard and other networks as members or service providers for member institutions. As such, we and many of our customers are subject to card association and network rules that could subject us or our customers to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by us, acquirer customers, processing customers and merchants. Visa, Discover, MasterCard and other networks, some of which are our competitors, set the standards with respect to which we must comply. The termination of Banco Popular’s or our subsidiaries’ member registration or our subsidiaries’ status as a certified service provider, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to or through our customers, could have an adverse effect on our business, operating results and financial condition.

Changes in interchange fees or other fees charged by card associations and debit networks could increase our costs or otherwise adversely affect our business.

From time to time, card associations and debit networks change interchange, processing and other fees, which could impact our Merchant Acquiring and Payment Processing businesses. It is possible that competitive pressures will result in our Merchant Acquiring and Payment Processing businesses absorbing a portion of such increases in the future, which would increase our operating costs, reduce our profit margin and adversely affect our business, operating results and financial condition.

Our revenues from the sale of services to merchants that accept Visa, Discover and MasterCard cards are dependent upon our continued Visa, Discover and MasterCard registration and financial institution sponsorship.

In order to provide our Visa, Discover and MasterCard transaction processing services, we must be registered as a merchant processor of Visa, Discover and MasterCard. These designations are dependent upon our being sponsored by member clearing banks of those organizations. If our sponsor banks should stop providing sponsorship for us, we would need to find another financial institution to serve as a sponsor, which could prove to be difficult and/or more expensive. If we are unable to find a replacement financial institution to provide sponsorship we may no longer be able to provide processing services to the affected customers which would negatively impact our revenues and earnings.

For purposes of U.S. federal banking laws, we are deemed to be controlled by Popular, and as such we are subject to supervision and examination by U.S. federal banking regulators, and our activities are limited to those permissible for Popular. Furthermore, as a technology service provider to regulated financial institutions, we are subject to additional regulatory oversight and examination. As a regulated institution, we may be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition.

Because of Popular’s control of us, we are deemed to be a “subsidiary” of Popular for purposes of the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We are therefore subject to regulation and supervision by the Federal Reserve Board. We will remain subject to such regulation and examination until Popular is no longer deemed to control us for bank regulatory purposes, which the BHC Act defines differently than GAAP requirements. As long as we are deemed to be controlled by Popular for bank regulatory purposes, we may conduct only those activities that are authorized for a bank holding company or a financial holding company. These activities generally include activities that are related to banking, financial in nature or complementary to financial activities. In addition, we are subject to regulatory oversight and examination by the Federal Financial Institution Examination Council because we are a technology service provider to regulated financial institutions, including Banco Popular.

New lines of business, other new activities, divestitures or acquisitions that we may wish to commence in the future may not be permissible for us under the BHC Act, Regulation K or other relevant U.S. federal banking laws. Further, as a result of being subject to regulation and supervision by the Federal Reserve Board, we may be required to obtain the approval of the Federal Reserve Board before engaging in certain new activities or businesses, whether organically or by acquisition. More generally, the Federal Reserve Board has broad powers to approve, deny or refuse to act upon applications or notices for us to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations.

For as long as we are deemed to be controlled by Popular for bank regulatory purposes, we are subject to regulation, supervision, examination and potential enforcement action by the Federal Reserve and to most banking laws, regulations and orders that apply to Popular. In July 2011, Popular entered into a memorandum of understanding with the Federal Reserve Bank of New York that may restrict our ability to consummate a merger or acquisition by requiring prior approval of the Federal Reserve Bank of New York for any such transaction. There can be no assurance that any required regulatory approvals will be obtained. Additional restrictions placed on Popular as a result of supervisory or enforcement actions may restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business.

Changes in laws, regulations and enforcement activities may adversely affect the products, services and markets in which we operate.

We and our customers are subject to Federal, Puerto Rico and other countries’ laws, rules and regulations that affect the electronic payments industry in the countries in which our services are used. In particular, our customers are subject to numerous regulations applicable to banks, financial institutions, processors and card issuers in the United States and abroad, and, consequently, we are at times affected by such laws, rules and regulations. Failure to comply may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines which could have an adverse effect on our financial condition. In addition, even an inadvertent failure by us to comply with laws, rules and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our reputation or brands.

Furthermore, regulation of the electronic payment card industry, including regulations applicable to us and our customers, has increased significantly in recent years. There is also increasing scrutiny by the U.S. Congress of the manner in which payment card networks and card issuers set various fees, from which some of our customers derive significant revenue. For example, on July 21, 2010, the Wall Street Reform Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in the United States, which includes Section 1075 (commonly referred to as the “Durbin Amendment”). To implement this provision, the Federal Reserve adopted rules which took effect on October 1, 2011 and April 1, 2012. These rules, among other things, place certain restrictions on the interchange transaction fees that a card issuer can receive for an electronic debit transaction originated at a merchant and also places various exclusivity prohibitions and routing requirements on such transactions. To date, the Durbin Amendment has had mixed implications for our business, but the overall net impact has been positive due to lower interchange costs improving the overall margins of the business. However, we cannot assure you that this trend will continue, and we believe that any future impact (positive or negative) resulting from the Durbin Amendment is uncertain due to the competitive landscape in which we operate. See “Item 1. Business—Government Regulation and Payment Network Rules—Regulatory Reform and Other Legislative Initiatives.”

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

For the fiscal years ended December 31, 2012 and 2011, approximately 86% and 88% of our total revenues were generated from our operations in Puerto Rico. In addition, some of our total revenues generated from our operations outside Puerto Rico are dependent upon our operations in Puerto Rico. Since 2006, the Puerto Rico economy has been experiencing recessionary conditions. Continuing economic decline or other adverse political developments, natural disasters (including hurricanes), and other events could affect, among other things, our customer base, general consumer spending, our cost of operations, our ability to provide services and our physical locations, property and equipment and could have a material adverse effect on our business, financial condition and results of operations.

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

Our financial performance may be significantly affected by general economic, political and social conditions in the emerging markets where we operate. Many countries in Latin America have suffered significant economic, political and social crises in the past, and these events may occur again in the future. Instability in Latin America has been caused by many different factors, including:

•	exposure to foreign exchange variation;

•	significant governmental influence over local economies;

•	substantial fluctuations in economic growth;

•	high levels of inflation;

•	exchange controls or restrictions on expatriation of earnings;

•	high domestic interest rates;

•	wage and price controls;

•	changes in governmental economic or tax policies;

•	imposition of trade barriers;

•	unexpected changes in regulation which may restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation; and

•	overall political, social and economic instability.

Adverse economic, political and social conditions in the Latin America markets where we operate may create uncertainty regarding our operating environment, which could have a material adverse effect on our company.

Our business in countries outside the United States and transactions with foreign governments increase our compliance risks.

Our operations outside the United States could expose us to trade and economic sanctions or other restrictions imposed by the United States or other local governments or organizations. The U.S. Departments of the Treasury and Justice (“Treasury”), the SEC and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, the FCPA and other federal statutes. Under economic sanctions laws, the Treasury may seek to impose modifications to business practices, including cessation of business activities involving sanctioned countries, and modifications to compliance programs, which may increase compliance costs. In addition, we are also subject to compliance with local government regulations. If any of the risks described above materialize, it could adversely impact our business, operating results and financial condition.

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

We are also subject to the Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce’s Bureau of Industry and Security which regulates the export, re-export and re-transfer abroad of items made or originating in the United States as well as the transfer of U.S.-origin technology abroad. We have adopted an Export Management Compliance Policy, a comprehensive compliance program under which the goods and technologies that we export are identified and classified under the EAR to make sure they are being exported in compliance with the requirements of the EAR. However, there can be no assurance that we have not violated the EAR in past transactions or that our new policies and procedures will prevent us from violating the EAR in every transaction in which we engage. Any such violations of the EAR could result in fines, penalties or other sanctions being imposed on us, which could negatively affect our business, operating results and financial condition.

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

We and our subsidiaries conduct business with financial institutions and/or card payment networks operating in countries whose nationals, including some of our customers’ customers, engage in transactions in countries that are the target of U.S. economic sanctions and embargoes, including Cuba. As a U.S.-based entity, we and our subsidiaries are obligated to comply with the economic sanctions regulations administered by OFAC. These regulations prohibit U.S.-based entities from entering into or facilitating unlicensed transactions with, for the benefit of, or in some cases involving the property and property interests of, persons, governments, or countries designated by the U.S. government under one or more sanctions regimes. Failure to comply with these sanctions and embargoes may result in material fines, sanctions or other penalties being imposed on us or other governmental investigations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business involving sanctioned countries or entities.

For these reasons, we have established risk-based policies and procedures designed to assist us and our personnel in complying with applicable U.S. laws and regulations. These policies and procedures include the use of software to screen transactions we process for evidence of sanctioned-country and persons involvement. Consistent with a risk-based approach and the difficulties of identifying all transactions of our customers’ customers that may involve a sanctioned country, there can be no assurance that our policies and procedures will prevent us from violating applicable U.S. laws and regulations in every transaction in which we engage, and such violations could adversely affect our reputation, business, financial condition and results of operations.

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

On June 25, 2010, EVERTEC Group discovered potential violations of the Cuban Assets Control Regulations (“CACR”), which are administered by OFAC, which occurred due to an oversight in the activation of screening parameters for two customers located in Haiti and Belize. Upon discovery of these potential violations, EVERTEC Group initiated an internal review and submitted an initial notice of voluntary self-disclosure to OFAC on July 1, 2010. OFAC responded to this initial report with requests for additional information. EVERTEC Group provided the information requested on September 24, 2010 in its final notice of voluntary self-disclosure, which also included information on the remedial measures and new and enhanced internal controls adopted by EVERTEC Group to avoid this situation in the future. These potential violations involved a small number of processed transactions from Cuba compared to the overall number of transactions processed for these customers during the two-month period in which the screening failures occurred. Nevertheless, should OFAC determine that these activities constituted violations of U.S. sanctions regulations, civil penalties and/or criminal fines, could be assessed against EVERTEC Group. We cannot predict the timing or ultimate outcome of the OFAC review, the total costs to be incurred in response to this review, the potential impact on our personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with U.S. sanctions regulations, or to what extent, if at all, we could be subject to penalties or other governmental investigations.

Separately, on September 15, 2010, EVERTEC Group submitted an initial notice of voluntary self-disclosure to OFAC regarding certain activities of its former Venezuelan subsidiary, EVERTEC de Venezuela, C.A. (“EVERTEC Venezuela”) (which ceased being a subsidiary of EVERTEC Group after the closing of the Merger) and one of EVERTEC Group’s Costa Rican subsidiaries (which continues to be a subsidiary of EVERTEC Group after the closing of the Merger). This initial self-disclosure informed OFAC that these subsidiaries appeared to have been involved in processing Cuba-related credit card transactions that EVERTEC Group and the subsidiaries believed they could not reject under governing local law and policies, but which nevertheless may not be consistent with the CACR. With respect to EVERTEC Group and its former Venezuelan subsidiary, we disclosed that they completely ceased processing Cuba-related transactions for financial institutions operating in Venezuela on September 4, 2010. We also disclosed that EVERTEC Group’s Costa Rican subsidiary completely ceased processing Cuba-related credit card transactions for financial institutions operating in Costa Rica in January 2009. In addition, it was also disclosed that EVERTEC Group’s Costa Rican subsidiary’s switch had served as a conduit through which information about Cuban-related debit card transactions was transmitted to credit card associations and issuer banks, which made the decisions to approve or reject the transactions.

On November 15, 2010, EVERTEC Group submitted its final notice of voluntary self-disclosure on these transactions to OFAC. The final report indicated the measures that we had taken to determine the amount of the credit transactions relating to Cuba that had not been rejected between 2007 and 2010. In addition, we confirmed that EVERTEC Group terminated the routing of the Cuban-related debit card transaction information on September 30, 2010. While the credit and debit card transactions at issue represent a small proportion of the overall number of transactions processed for these financial institutions, the transactions occurred over an extended period of time. Should OFAC determine that EVERTEC Group’s processing activities constituted violations of the CACR, civil or criminal penalties could be assessed against EVERTEC Group and/or its subsidiaries. Since the November 15, 2010 submission by EVERTEC Group, there have been no communications between OFAC and EVERTEC Group regarding the transactions included in the voluntary self-disclosures.

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

As part of our growth strategy, we evaluate opportunities for acquiring complementary businesses that may supplement our internal growth. However, there can be no assurance that we will be able to identify and purchase suitable operations. Further, as a “subsidiary” of a bank holding company for purposes of the BHC Act, we may conduct only activities authorized under the BHC Act and the Federal Reserve Board’s Regulation K and other related regulations for a bank holding company or a financial holding company. These restrictions may limit our ability to acquire other businesses or enter into other strategic transactions. See “—For purposes of U.S. federal banking laws, we are deemed to be controlled by Popular, and as such we are subject to supervision and examination by U.S. federal banking regulators, and our activities are limited to those permissible for Popular. Furthermore, as a technology service provider to regulated financial institutions, we are subject to additional regulatory oversight and examination. As a regulated institution, we may be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition.” In addition, in connection with any acquisitions, we must comply with U.S. federal and other antitrust and/or competition law requirements. Further, the success of any acquisition depends in part on our ability to integrate the acquired company, which may involve unforeseen difficulties and may require a disproportionate amount of our management’s attention and our financial and other resources. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover all operational deficiencies or material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to successfully integrate these acquired businesses or to discover such liabilities could adversely affect our operating results.

Failure to protect our intellectual property rights and defend ourselves from potential intellectual property infringement claims may diminish our competitive advantages or restrict us from delivering our services.

Our trademarks, proprietary software, and other intellectual property, including technology/software licenses, are important to our future success. For example, the ATH trademark and trade name is widely recognized in Latin America and the Caribbean and is associated with quality and reliable service. Therefore, such marks represent substantial intangible assets and are important to our business. Limitations or restrictions on our ability to use such marks or a diminution in the perceived quality associated therewith could have an adverse impact on the growth of our businesses. We also rely on proprietary software and technology, including third party software that is used under various licenses. It is possible that others will independently develop the same or similar software or technology, which would permit them to compete with us more efficiently. Furthermore, if any of the third party software or technology licenses are terminated, or otherwise determined to be unenforceable, then we would have to obtain a comparable license, which may involve increased license fees and other costs.

Despite our efforts to protect our proprietary or confidential business know-how and other intellectual property rights, unauthorized parties may attempt to copy or misappropriate certain aspects of our services, infringe upon our rights, or to obtain and use information that we regard as proprietary. Policing such unauthorized use of our proprietary rights is often very difficult, and therefore, we are unable to guarantee that the steps we have taken will prevent misappropriation of our proprietary software/technology or that the agreements entered into for that purpose will be effective or enforceable in all instances. Misappropriation of our intellectual property or potential litigation concerning such matters could have a material adverse effect on our results of operations or financial condition. Our registrations and/or applications for trademarks, copyrights, and patents could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with maximum protection or meaningful advantage. If we are unable to maintain the proprietary nature of our software or technologies, we could lose competitive advantages and our businesses may be materially adversely affected. Furthermore, the laws of certain foreign countries in which we do business or contemplate doing business in the future may not protect intellectual property rights to the same extent as do the laws of the United States or Puerto Rico. Adverse determinations in judicial or administrative proceedings could prevent us from selling our services and products, or prevent us from preventing others from selling competing services, and may result in a material adverse effect on our business, financial condition and results of operations.

If our applications or services or third party applications upon which we rely are found to infringe the proprietary rights of others, we may be required to change our business practices and may also become subject to significant costs and monetary penalties.

As our IT applications and services develop, we are increasingly subject to potential claims for intellectual property infringement, for example, patent or copyright infringement. Any such claims, even if lacking merit, could: (i) be expensive and time-consuming to defend; (ii) cause us to cease making, licensing or using software or applications that incorporate the challenged intellectual property;

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

Due to our ownership of the ATH network and our Merchant Acquiring and Payment Processing business in Puerto Rico, we are involved in a significant percentage of the debit and credit card transactions conducted in Puerto Rico each day. Regulatory scrutiny of, or regulatory enforcement action in connection with, compliance with state and federal antitrust requirements could have a material adverse effect on our reputation and business.

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

The historical financial information for certain periods presented in this Annual Report on Form 10-K may not be representative of our results as a consolidated, stand-alone company and may not be a reliable indicator of our future results.

The historical financial statements of EVERTEC Group’s predecessor entities for certain periods included in this Annual Report on Form 10-K were prepared on a “carved-out” basis from Popular’s consolidated financial statements and do not reflect our operations as a separate stand-alone entity for such periods. Because our businesses were either wholly-owned subsidiaries of Popular, or were operated as divisions of wholly-owned subsidiaries of Popular, the historical financial statements for certain periods include assets, liabilities, revenues and expenses directly attributable to our operations and allocations to us of certain corporate expenses of Popular. These expenses for corporate services, which include expenses for accounting, tax, treasury, payroll and benefits administration, risk management, legal, public relations and compliance, have been allocated to us on the basis that management considers to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by businesses comprising our company. However, the historical financial statements do not necessarily reflect what our financial position and results of operations would have been if we had been operated as a stand-alone entity during such periods, and may not be indicative of future results of operations or financial position. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Related Party Transactions in Connection with the Closing of the Merger—Transition Services Agreement” for further detail on the transition services provided by Popular.

We are indirectly controlled by Apollo and Popular who may be able to make important decisions about our business and capital structure.

Affiliates of Apollo collectively own approximately 51.0% of our ultimate parent’s outstanding voting common stock and Popular owns approximately 49.0% of our ultimate parent’s outstanding voting common stock. As a result, Apollo and Popular are in a position to control all matters affecting our parent and us, including decisions regarding extraordinary business transactions, fundamental corporate transactions, appointment of members to our management, election of directors and our corporate and management policies. The interests of Apollo and/or Popular could conflict with the interests of holders of our debt. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Apollo and/or Popular as equity holders might conflict with the interests of holders of our debt. Apollo and/or Popular may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their respective equity investments, even though such transactions might involve risks to us or to the holders of our debt. See “Item 13. Certain Relationships and Related Transactions and Director Independence” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

•

submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or

•

include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and instead may provide a reduced level of disclosure concerning executive compensation.

We may choose to take advantage of some or all of these reduced burdens. We have not taken advantage of any of these reduced reporting burdens in this Report, although we may choose to do so in future filings and, if we do, the information that we provide you in our public filings may be different than that of other public companies. Furthermore, because investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as that of other companies in our industry, we may have more difficulty raising additional capital, potentially adversely impacting our financial condition.

Section 107 of the JOBS Act also provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain new accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period is irrevocable pursuant to Section 107 of the JOBS Act.

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

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our notes and senior secured credit facilities.

We are highly leveraged. As of December 31, 2012, the total principal amount of our indebtedness, excluding short-term borrowings, before giving effect to discounts and premiums, was approximately $745.5 million. Our high degree of leverage could have important consequences for you, including:

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

•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, including our notes, and any failure to comply with the obligations of any of our other debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing our notes and the agreements governing such other indebtedness;

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

For the year ended December 31, 2012, our cash interest expense on our senior secured credit facilities amounted to $23.3 million. Our interest expense could increase if interest rates increase because the entire amount of the indebtedness under our senior secured credit facilities bears interest at a variable rate. At December 31, 2012, we had approximately $495.0 million aggregate principal amount of variable rate indebtedness under our senior secured credit facilities. A 100 basis point increase in the applicable margins over our floor(s) on our debt balances outstanding as of December 31, 2012 under our senior secured credit facilities would increase our annual interest expense by approximately $5.0 million.

Despite our high indebtedness level, we and our subsidiaries still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured. Although the agreement governing our senior secured credit facilities and the indenture governing our notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness, including secured indebtedness, that could be incurred in compliance with these restrictions could be substantial.

In addition to the $35.3 million, which was available for borrowing under our revolving credit facility as of December 31, 2012, the terms of our senior secured credit facilities enable us to increase the amount available under our term loan and/or revolving credit facilities if we are able to obtain loan commitments from banks and satisfy certain other conditions. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase. In addition, the indenture does not prevent us from incurring obligations that do not constitute indebtedness under such indenture.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The indenture governing our notes and the agreement governing our senior secured credit facilities contain, and any future indebtedness we incur may contain, various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the covenants in our senior secured credit facilities require us to maintain a maximum senior secured leverage ratio and also limit our capital expenditures. A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of our revolving credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facilities. If the lenders under our senior secured credit facilities accelerate the repayment of borrowings, the proceeds from the sale or foreclosure upon such assets will first be used to repay debt under our senior secured credit facilities and we may not have sufficient assets to repay our unsecured indebtedness thereafter.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing our notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our principal operations are conducted in Puerto Rico. Our principal executive offices are located at Cupey Center Building, Road 176, Kilometer 1.3, San Juan, Puerto Rico 00926.

We own one property in Costa Rica, in the province of San Jose, which is used by our Costa Rican subsidiaries for their Payment Processing businesses. We also lease space in 9 other locations across Latin America and the Caribbean, including our headquarters in San Juan, Puerto Rico and various data centers and office facilities to meet our sales and operating needs. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3. Legal Proceedings

We are defendants in various lawsuits or arbitration proceedings arising in the ordinary course of business. Management believes, based on the opinion of legal counsel and other factors, that the aggregated liabilities, if any, arising from such actions will not have a material adverse effect on the financial condition, results of operations and the cash flows of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

On February 12, 2013, certain investment funds affiliated with AGM beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. LyondellBasell may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth herein pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained the disclosure set forth below (with all references contained therein to “the Company” being references to LyondellBasell and its consolidated subsidiaries).

The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries.

“Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.

As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.

Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.

In January and February of 2012, one of the Company’s non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company’s final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws. We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly-owned subsidiary of Holdings, and there is no established trading market for our or Holdings’ membership units.

We made distributions to Holdings in 2012 amounting to $320.6 million. During 2011, we made no distribution to Holdings. The indenture governing our notes and our senior secured credit facilities contain covenants that limit our ability to made distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated and combined financial data as of the dates and for the periods indicated. The selected consolidated financial data as of and for the years ended December 31, 2012 and 2011 have been derived from the audited consolidated financial statements of EVERTEC, included in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2010, and for the three months ended December 31, 2010 have been derived from the audited consolidated financial statements of EVERTEC (Successor), not included in this Annual Report on Form 10-K. The selected historical combined financial data as of December 31, 2009 and 2008, and for the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008 have been derived from the audited combined financial statements of EVERTEC Business Group (Predecessor), not included in this Annual Report on Form 10-K.

The results of operations for any period are not necessarily indicative of the results to be expected for any future period and the historical consolidated and combined financial data presented below and elsewhere in this Annual Report on Form 10-K does not necessarily reflect what our financial position, results of operations and cash flows would have been had we operated as a separate stand-alone entity during the Predecessor period. The selected historical consolidated and combined financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Successor			Predecessor
	Years ended December 31,				Years ended December 31,
(Dollar amounts in thousands)	2012	2011	Three months ended December 31, 2010	Nine months ended September 30, 2010	2009	2008

Statements of Income Data:
Merchant aquiring, net	$69,591	$61,997	$14,789	$39,761	$48,744	$47,782
Payment processing	94,801	85,691	21,034	56,777	74,728	72,159
Business solutions	177,292	173,434	46,586	118,482	152,827	161,171

Total revenues	341,684	321,122	82,409	215,020	276,299	281,112

Cost of revenues, exclusive of depreciation and amortization shown below	158,860	155,377	41,839	113,246	150,070	164,421
Selling, general and administrative expenses	31,312	33,339	8,392	27,000	25,639	27,643
Depreciation and amortization	71,492	69,891	17,722	19,425	24,500	30,389

Total operating costs and expenses	261,664	258,607	67,953	159,671	200,209	222,453

Income from operations	80,020	62,515	14,456	55,349	76,090	58,659
Interest income	313	760	118	360	1,048	1,283
Interest expense	(54,331)	(50,957)	(13,436)	(70)	(91)	(170)
Earnings of equity method investments	564	833	—	2,270	3,508	4,229
Other (expenses) income	(8,490)	(18,201)	(1,316)	2,276	7,942	9,449

Income (loss) before income taxes	18,076	(5,050)	(178)	60,185	88,497	73,450
Income tax (benefit) expense	(87,746)	(33,054)	(180)	23,017	30,659	23,914

Net income from continuing operations	105,822	28,004	2	37,168	57,838	49,536
Net income from discontinued operations	—	—	—	117	1,813	3,673

Net income	$105,822	$28,004	$2	$37,285	$59,651	$53,209

Balance Sheet Data:
Cash	$24,993	$53,523	$55,199	$—	$11,891	$24,734
Working capital (1)	26,078	76,296	62,226	—	82,272	94,220
Total assets	969,381	1,033,739	1,077,909	—	243,445	260,906
Total long-term liabilities	740,608	615,713	673,736	—	481	1,969
Total debt	763,756	523,833	562,173	—	1,413	2,802
Total net debt (2)	738,763	470,310	506,974	—	—	—
Total equity	133,242	353,055	325,343	—	211,475	228,469

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)	Total net debt is defined as total debt (including short-term borrowings) less cash.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations of the Successor for the years ended December 31, 2012 and 2011 and the three months ended December 31, 2010, and of the Predecessor for the nine months ended September 30, 2010; and (ii) the financial condition of the Successor as of December 31, 2012 and 2011. The discussions that follow pertain to the continuing operations, unless otherwise indicated. See Note 1 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements for additional information about the Company and the basis of presentation of our financial statements. You should read the following discussion and analysis in conjunction with the financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

EVERTEC Group, LLC (“EVERTEC Group”) (formerly known as EVERTEC, LLC and EVERTEC, Inc.) and its subsidiaries (collectively the “Company,” “EVERTEC,” “we,” “us,” or “our”) is the leading full-service transaction processing business in Latin America and the Caribbean. We are based in Puerto Rico and provide a broad range of merchant acquiring, payment processing and business process management services across 19 countries in the region. We process over 1.8 billion transactions annually, and manage the electronic payment network for over 4,100 automated teller machines (“ATM”) and over 104,000 point-of-sale (“POS”) payment terminals. According to the July 2012 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and the sixth largest in Latin America based on total number of transactions. We own and operate the ATH network, one of the leading ATM and personal identification number (“PIN”) debit networks in Latin America. In addition, we provide a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions we serve. We serve a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with ‘mission critical’ technology solutions that are essential to their operations, enabling them to issue, process and accept transactions securely, and we believe that our business is well positioned to continue to expand across the fast growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction processing services from a single source across numerous channels and geographic markets. We believe this single source capability provides several competitive advantages which will enable us to continue to penetrate our existing customer base with new, complementary services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

•	Our ability to package and provide a range of services across our customers’ business that often need to be sourced from different vendors;

•	Our ability to serve customers with disparate operations in several geographies with a single integrated technology solution that enables them to manage their business as one enterprise; and

•

Our ability to capture and analyze data across the transaction processing value chain to provide value-added services that are differentiated from those offered by ‘pure play’ vendors that only have the technology, capabilities and products to serve one portion of the transaction processing value chain (such as only merchant acquiring or payment processing).

Our broad suite of services span the entire transaction processing value chain and include a range of front-end customer facing solutions as well as back-end support services. These include: (i) merchant acquiring services, which enable POS and e-commerce merchants to accept and process electronic methods of payment such as debit, credit, prepaid and electronic benefits transfer (“EBT”) cards; (ii) payment processing services, which enable financial institutions and other issuers to manage, support and facilitate the processing for credit, debit, prepaid, ATM and EBT card programs; and (iii) business process management solutions, which provide ‘mission critical’ technology solutions such as core bank processing, as well as information technology (“IT”) outsourcing and cash management services to financial institutions, enterprises and governments. We provide these services through a highly scalable, end-to-end technology platform that we manage and operate in-house. Our end-to-end technology platform includes solutions that encompass the entire transaction processing value chain. This enables us to provide ‘front-end’ processing services, such as the electronic capture and authorization of transactions at the point-of-sale, and ‘back-end’ services, such as the clearing and settlement of transactions and account reconciliation for card issuers. Our platform provides us with the broad range of capabilities, flexibility and operating leverage that enable us to innovate and develop new services, differentiate ourselves in the marketplace and generate significant operating efficiencies to continue to maximize profitability.

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

Separation from and Key Relationship with Popular

Prior to the Merger on September 30, 2010, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. After the consummation of the Merger, Popular retained an approximately 49% indirect ownership interest in EVERTEC Group and is our largest customer. In connection with, and upon consummation of, the Merger, EVERTEC Group entered into a 15-year Master Services Agreement, as well as several other related agreements, with Popular. Under the terms of the Master Services Agreement, Popular agreed to continue to utilize our services on an ongoing exclusive basis, for the duration of the agreement, on commercial terms consistent with the terms of our historical relationship. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the Master Services Agreement.

2012 Developments

On April 17, 2012, EVERTEC Group was converted from a Puerto Rico corporation to a Puerto Rico limited liability company (the “Conversion”) for the purpose of improving the consolidated tax efficiency of EVERTEC Group and its subsidiaries by taking advantage of recent changes to the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”), that permit limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes. Through this new structure, we will benefit from at least $30.0 million of net operating losses (“NOLs”) and certain other tax attributes for Puerto Rico income tax purposes that prior to the Conversion and change in tax law were available to Holdings but not to us. We expect our strong cash flow characteristics to be enhanced through the utilization of these NOLs and tax attributes, which will reduce our cash tax liability in years we generate taxable income. Concurrent with the Conversion, EVERTEC Intermediate Holdings, LLC (formerly known as Carib Holdings, LLC and, prior to the Conversion, Carib Holdings, Inc., “Holdings”), which is our direct parent, was also converted from a Puerto Rico corporation to a Puerto Rico limited liability company and EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) was formed in order to act as the new parent company of Holdings. The transactions described above in this paragraph are collectively referred to as the “Reorganization.”

In addition, in May 2012, among other things, we (i) issued $40.0 million principal amount of additional 11% senior notes due 2018 (“notes”), (ii) incurred $170.0 million of secured incremental term loans and (iii) made a distribution of approximately $267.2 million to Holdings, which was ultimately paid as cash dividends to the stockholders of EVERTEC, Inc.

On October 19, 2012, we were granted a tax exemption under the Economic Incentives Act for the Development of Puerto Rico, Act No. 73 of May 28, 2008 (“Act 73”). Under this grant, we will benefit from a preferential income tax rate on industrial development income, as well as from tax exemptions with respect to its municipal and property tax obligations for certain activities derived from its data processing operations in Puerto Rico. The grant has a term of 15 years effective as of January 1, 2012 with respect to income tax obligations and January 1, 2013 with respect to municipal and property tax obligations.

The grant establishes a base taxable income amount with respect to our industrial development income, which amount will continue to be subject to the ordinary income tax rate under existing law. Applicable taxable income in excess of the established base taxable income amount will be subject to a preferential rate of 4%. The base taxable income amount will be ratably reduced to zero by the fourth taxable period at which point all of our applicable industrial development income will be taxed at the preferential rate of 4% for the remaining period of the grant. Our industrial development income consists primarily of our data processing activities in Puerto Rico, which represented approximately 73% of our income before income taxes for the year ended December 31, 2012. The grant also establishes a 90% exemption on certain real and personal property taxes and a 60% exemption on municipal taxes, in each case imposed on us. In addition, distributions to stockholders by EVERTEC, Inc. of the industrial development income will not be subject to Puerto Rico tollgate taxes.

The grant contains customary commitments, conditions and representations that we will be required to comply with in order to maintain the grant. The more significant commitments include: (i) maintaining at least 750 employees in our Puerto Rico data processing operations during 2012 and at least 700 employees for the remaining years of the grant; and (ii) investing at least $200 million in building, machinery, equipment or computer programs to be used in Puerto Rico during the effective term of the grant (to be made in $50 million increments over four year capital investment cycles). Failure to meet the requirements could result, among other things, in reductions in the benefits of the grant or revocation of the grant in its entirety, which could result in us or EVERTEC, Inc. paying additional taxes or other payments relative to what such parties would be required to pay if the full benefits of the grant are available. In addition, the protection from Puerto Rican tollgate taxes on distributions to stockholders may be lost.

On December 18, 2012, we paid a cash distribution of approximately $50.3 million to our parent company, Holdings, primarily using cash on hand, and Holdings in turn paid a distribution to EVERTEC, Inc. EVERTEC, Inc. used the proceeds of such distribution to pay a dividend to its stockholders and to pay an equitable adjustment to holders of vested options as discussed below in the aggregate amount of approximately $50.3 million. Effective December 18, 2012, the board of directors of EVERTEC, Inc. approved an equitable adjustment to stock options previously granted pursuant to the Equity Incentive Plan (as defined below) payable in form of a one-time cash bonus to holders of vested options for shares of common stock in the amount of $1.37 per share, which in the case of vested options was paid on December 21, 2012 and in the case of unvested options will be paid in the future as the options vest, subject to certain conditions. The adjustment was made pursuant to the Equity Incentive Plan, which requires EVERTEC, Inc. to make an equitable adjustment to outstanding options upon the occurrence of certain events, including the payment of dividend.

Factors and Trends Impacting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction processing industry globally. The increased penetration of electronic payments has been a driver for many merchants to offer acceptance of such methods in order to increase customer traffic and drive sales. We believe that the penetration of electronic payments in the markets where we principally operate is significantly lower relative to the U.S. market and that this ongoing shift will continue to generate substantial growth opportunities for our business. For example, currently the adoption of banking products, including electronic payments, in the Latin American and Caribbean region is lower relative to the mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin American regions.

In addition, our revenue is also impacted by the trend in outsourcing of in-house technology systems and processes. The medium and small size institutions in the Latin American markets in which we operate currently face challenges in updating and renewing their IT legacy computer systems, which we believe will continue the trend to outsource in-house technology systems and processes. We believe that our technology and business outsourcing solutions cater to the evolving needs of the financial institution customer base we target, by providing integrated, open, flexible, customer-centric and efficient IT products and services.

We also expect our results of operations to be impacted by regulatory changes which occur as the payments industry has come under increased scrutiny from lawmakers and regulators. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) signed into law in July 2010 is an example of such scrutiny and of changes in laws and regulations that could impact our operating results and financial condition.

In addition, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate.

Basis of Presentation

Prior to September 30, 2010, we did not operate as a stand-alone business, but instead as separate divisions of Popular. As discussed in Note 1 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements, EVERTEC Group was acquired on September 30, 2010. The acquisition was accounted for as a business combination using the purchase method of accounting, which resulted in a new basis of accounting for our assets and liabilities in the Successor period. Additionally, in connection with the Merger, EVERTEC Group incurred indebtedness in the amount of $575.0 million. See “—Liquidity and Capital Resources” below for more information. The Predecessor period does not reflect the impact of the Merger.

Our historical financial information included in this Annual Report on Form 10-K may not necessarily reflect what our financial position, results of operations and cash flows would have been if we had been a separate, stand-alone entity during such periods, or our future results of operations, financial position and cash flows.

For example, our historical combined financial statements in this Annual Report on Form 10-K include expenses for certain corporate services provided to us by Popular. These expenses are primarily related to corporate functions such as accounting, tax, treasury, payroll and benefits administration, risk management, legal, public relations and compliance. The expenses of the corporate services provided to us by Popular have historically been charged and allocated to us primarily based on a percentage of revenues. Expenses for such corporate services included in our “Selling, general and administrative expenses” totaled $7.5 million for the nine months ended September 30, 2010. Following the consummation of the Merger, Popular continued to provide some of these services until December 31, 2011, pursuant to a transition services agreement.

Currently, we are obtaining the services historically provided by Popular from our internal operations or third party service providers.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period.

We base our assumptions, estimates, and judgments on historical experience, current events and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. A summary of significant accounting policies is included in Note 1 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements appearing elsewhere in this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical and they require our most difficult, subjective or complex judgments, resulting for the need to make estimates about this effect of matters that are inherently uncertain.

Revenue recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition–Multiple-Element Arrangements” and Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company recognizes revenue when the following four criteria are met: (i) evidence of an agreement exists, (ii) delivery and acceptance has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collection of the selling price is reasonably assured.

For multiple deliverable arrangements, we evaluate each arrangement to determine if the elements or deliverables within the arrangement represent separate units of accounting pursuant to ASC 605-25. If the deliverables are determined to be separate units of accounting, revenues are recognized as units of accounting are delivered and the revenue recognition criteria are met. If the deliverables are not determined to be separate units of accounting, revenues for the delivered services are combined into one unit of accounting and recognized (i) over the life of the arrangement if all services are consistently delivered over such term, or if otherwise, (ii) at the time that all services and deliverables have been delivered. The selling price for each deliverable is based on vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or management best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. We establish VSOE of selling price using the price charged when the same element is sold separately. We bifurcate or allocate the arrangement consideration to each of the deliverables based on the relative selling price of each unit of accounting.

We have two main categories of revenues according to the type of transactions we enter into with our customers: (a) transaction-based fees and (b) fixed fees and time and material.

Transaction-based fees

We provide services that generate transaction-based fees. Typically transaction-based fees depend on factors such as number of accounts or transactions processed. These factors typically consist of a fee per transaction or item processed, a percentage of dollar volume processed or a fee per account on file, or some combination thereof. Revenues derived from transaction-based fee contracts are recognized when the underlying transactions are processed, which constitutes delivery of service.

Revenues from business contracts in our Merchant Acquiring segment are primarily comprised of discount fees charged to the merchants based on the sales amount of transactions processed. Revenues include a discount fee and membership fees charged to merchants and debit network fees as well as POS rental fees. Pursuant to the guidance from ASC 605-45-45, “Revenue Recognition–Principal Agent Considerations,” we record merchant acquiring revenues net of interchange and assessments charged by the credit and debit card network associations and recognize such revenues at the time of the sale (when a transaction is processed).

Payment processing revenues are comprised of revenues related to providing access to the ATH network and other card networks to financial institutions, and related services. Payment processing revenues also include revenues from card issuer processing services (such as credit and debit card processing, authorization and settlement, and fraud monitoring and control to debit or credit card issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and EBT (which principally consists of services to the Puerto Rico government for the delivery of government benefits to participants). Revenues in our Payment Processing segment are primarily comprised of fees per transaction processed or per account on file, or a combination of both, and are recognized at the time transactions are processed or on a monthly basis for accounts on file.

Transaction-based fee revenues within our Business Solutions segment consist of revenues from business process management solutions including core bank processing, business process outsourcing, item and cash processing, and fulfillment. Transaction-based fee revenues generated by our core bank processing services are derived from fees based on various factors such as the number of accounts on file (e.g., savings or checking accounts, loans, etc.), and the number of transactions processed or registered users (e.g., for online banking services). For services dependent on the number of transactions processed, revenues are recognized as the underlying transactions are processed. For services dependent on the number of users or accounts on file, revenues are recognized on a monthly basis based on the number of accounts on file each month. Item and cash processing revenues are based upon the number of items (e.g., checks) processed and revenues are recognized when the underlying item is processed. Fulfillment services include technical and operational resources for producing and distributing print documents such as statements, bills, checks and benefits summaries.

Fulfillment revenues are based upon the number of pages for printing services and the number of envelopes processed for mailing services. Revenues are recognized as services are delivered based on a fee per page printed or envelope mailed, as applicable.

Fixed fees and time and material

We also provide services that generate a fixed fee per month or fees based on time and expenses incurred. These services are mostly provided in our Business Solutions segment. Revenues are generated from our core bank solutions, network hosting and management and IT consulting services.

In core bank solutions, we mostly provide access to applications and services such as back-up or recovery, hosting and maintenance that enable a bank to operate the related hosted services accessing our IT infrastructure. These contracts generally contain multiple elements or deliverables which are evaluated by us and revenues are recognized according to the applicable guidance. Revenues are derived from fixed fees charged for the use of hosted services and are recognized on a monthly basis as delivered. Set-up fees are billed to the customer when the service is rendered; however, they are deferred and recognized as revenues over the term of the arrangement or the expected period of the customer relationship, whichever is longer, as set-up services rarely provide value to the customer on a stand-alone basis and are interrelated with the service to be provided under the contract.

In network hosting and management, we provide hosting services for network infrastructure at our facilities, automated monitoring services, maintenance of call centers, and interactive voice response solutions, among other related services. Revenues are primarily derived from monthly fees as services are delivered. Set-up fees are billed up-front to the customer when the set-up service is rendered; however, they are deferred and recognized as revenues over the term of the arrangement or the expected period of the customer relationship, whichever is longer, as set-up services rarely provide value to the customer on a stand-alone basis and are interrelated with the service to be provided under the contract. There are some arrangements under this line of service category that may contain undelivered elements. In such cases, the undelivered elements are evaluated and recognized when the services are delivered or at the time that all deliverables under the contract have been delivered.

IT consulting services primarily consist of time billings based upon the number of hours dedicated to each client. Revenues from time billings are recognized as services are delivered.

We also charge members of the ATH network an annual membership fee; however, these fees are deferred and recognized as revenues on a straight-line basis over the year and recorded in our Payment Processing segment. In addition, occasionally we are a reseller of hardware and software products and revenues from these resale transactions are recognized when such product is delivered and accepted by the client.

Service level arrangements

The Company’s service contracts may include service level arrangements (“SLA”) generally allowing the customer to receive a credit for part of the service fee when the Company has not provided the agreed level of services. The SLA performance obligation is committed on a monthly basis, thus SLA performance is monitored and assessed for compliance with arrangements on a monthly basis, including determination and accounting for its economic impact, if any.

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

Share-based compensation

On September 30, 2010, the Holdings board of directors adopted the Carib Holdings, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan”) to grant stock options, rights to purchase shares, restricted stock units and other stock-based rights to employees, directors, consultants and advisors of the Company. On April 17, 2012, in connection with the Reorganization, EVERTEC, Inc. assumed the Equity Incentive Plan and all of the outstanding equity awards issued thereunder or subject thereto. EVERTEC, Inc. reserved 2,921,604 shares of its Class B non-voting common stock for issuance upon exercise and grants of stock options, restricted stock and other equity awards under the Equity Incentive Plan. Awards granted by EVERTEC Group’s ultimate parent company, EVERTEC, Inc., to employees of EVERTEC Group are accounted for in EVERTEC Group’s financial statements in accordance with accounting standards codification (“ASC”) 718, which establish that awards of the parent company that are granted to employees of its consolidated subsidiary are accounted for in the separate financial statement of the subsidiary. Accordingly, the subsidiary would recognize compensation cost for the parent company awards and the offsetting entry is considered a capital contribution from the parent company. Stock options and restricted stock granted by EVERTEC, Inc. under the Equity Incentive Plan are expensed over the vesting period based on the fair value at the date the awards are granted. In accordance with applicable accounting guidance for stock based compensation, compensation cost recognized includes the cost for all share-based awards based on the fair value of awards at the date granted.

The Company estimates the fair value of stock-based awards, on a contemporaneous basis, at the date they are granted using the Black-Sholes-Merton option pricing model for Tranche A options and the Monte Carlo simulation analysis for Tranche B and Tranche C options using the following assumptions: (1) stock price; (2) risk-free rate; (3) expected volatility; (4) expected annual dividend yield and (5) expected term. The risk-free rate is based on the U.S. Constant Maturities Treasury Interest Rate as of the grant date. The expected volatility is based on a combination of historical volatility and implied volatility from publicly traded companies in our industry. The expected annual dividend yield is based on management’s expectations of future dividends as of the grant date. The expected term is based on the vesting time of the options.

The fair value of the common stock underlying stock-based awards is determined by the Company’s board of managers (the “Board”) using an internal valuation. The Board intends all awards to be exercisable at a price per share equal to the per share fair value of EVERTEC, Inc.’s common stock on the date of the grant. In the absence of a public trading market, management estimates the fair value of EVERTEC, Inc.’s common stock based on the financial performance of the Company measured using Adjusted EBITDA, calculated using the most recent quarterly information, and an acquisition multiple that management believes is representative of the implied market value for the Company.

See Note 15 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements appearing elsewhere in this Annual Report on Form 10-K for details regarding the Company’s share-based compensation.

Income tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax asset will not be realized.

All companies within EVERTEC are legal entities which file separate income tax returns. Notwithstanding, a proportionate share of Banco Popular’s income tax expense based upon reportable taxable income using the statutory tax rates in Puerto Rico related to the merchant acquiring business and Ticketpop business has been recorded in the EVERTEC Business Group’s combined financial statements that include the nine months ended September 30, 2010 as required under the separate return method to allocate the intercorporate tax for a carve-out. That allocation is not included in the Company’s income tax returns. No temporary differences that give rise to any deferred tax asset or liability resulted as part of this allocation.

On April 17, 2012, EVERTEC Group was converted from a Puerto Rico corporation to a Puerto Rico limited liability company for the purpose of improving the consolidated tax efficiency of EVERTEC Group and its subsidiaries by taking advantage of recent changes to the PR Code. As a result of the Conversion, EVERTEC Group’s taxable income from its Puerto Rico operations flows through to its direct parent company.

See Note 18 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements appearing elsewhere in this Annual Report on Form 10-K for details regarding the Company’s income taxes.

JOBS Act

We qualify as an “emerging growth company,” as such term is defined in the JOBS Act, which was signed into law on April 5, 2012. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period is irrevocable.

The JOBS Act also contains provisions that, among other things, reduce certain reporting requirements for “emerging growth companies.” We are in the process of evaluating the benefits of relying on these reduced reporting requirements.

Recent Accounting Pronouncements

For a description of recent accounting standards, see Note 2 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements included in this Annual Report on Form 10-K.

Non-GAAP Financial Measures

Our comparison of Successor and Predecessor periods, EBITDA and Adjusted EBITDA, as presented in this Annual Report on Form 10-K, are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to total revenues, net income or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities or as measures of our liquidity.

For more information regarding EBITDA and Adjusted EBITDA, including a quantitative reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net income, see “—Net Income Reconciliation to EBITDA and Adjusted EBITDA” and “—Covenant Compliance” below.

Overview of Results of Operations

The following briefly describes the components of revenues and expenses as presented in the Consolidated and Combined Statements of Income and Comprehensive Income (Loss). Descriptions of the revenue recognition policies are detailed in Note 1 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements included in this Annual Report on Form 10-K.

Merchant acquiring, net. Merchant acquiring revenues consist of revenues from services that allow merchants to accept electronic methods of payment. Our standard merchant contract has an initial term of one or three years, with automatic one-year renewal periods. In the merchant acquiring segment, revenues include a discount fee and membership fees charged to merchants, debit network fees and rental income from POS devices and other equipment, net of credit card interchange and assessment fees charged by credit cards associations (such as VISA or MasterCard) or payment networks. The discount fee is generally a percentage of the sales amount of a credit or debit card transaction value. We also charge merchants for other services that are unrelated to the number of transactions or the transaction value.

Our Merchant Acquiring business generated $69.6 million, or 20.4%, of total revenues and $33.8 million, or 26.6%, of total segment income from operations for the year ended December 31, 2012.

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

We generally enter into one to five year contracts with our private payment processing clients and one year contracts with our government payment processing clients. For ATH network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the selling and leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

Our Payment Processing business accounted for $94.8 million, or 27.7%, of total revenues and $53.7 million, or 42.1%, of total segment income from operations for the year ended December 31, 2012.

Business solutions. Business solutions revenues consist of revenues from a full suite of business process management solutions including specifically core bank processing, network hosting and management, IT consulting services, business process outsourcing, item and cash processing, and fulfillment. We generally enter into one to five year contracts with our private business solutions clients and one year contracts with our government business solutions clients.

In addition, we are a reseller of hardware and software products and these resale transactions are generally one-time transactions. Revenues from sales of hardware or software products are recognized once the following four criteria are met: (i) evidence of an agreement exists, (ii) delivery and acceptance has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collection of the selling price is reasonably assured.

Our Business Solutions business accounted for $177.3 million, or 51.9%, of total revenues and $39.8 million, or 31.3%, of total segment income from operations for the year ended December 31, 2012.

Cost of revenues. This caption includes the costs directly associated with providing services to customers as well as product and software sales, including software licensing and maintenance costs, telecommunications costs, personnel and infrastructure costs to develop and maintain applications, operate computer networks and provide associated customer support, and other operating expenses.

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

Results of Operations

The following tables set forth certain consolidated and combined financial information for the years ended December 31, 2012, 2011 and 2010. The following tables and discussion should be read in conjunction with the information contained in our Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. However, our historical combined results of operations set forth below and elsewhere in this Annual Report on Form 10-K may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during all of the periods presented or what will occur in the future.

Certain prior period balances have been reclassified to conform to the current presentation format which did not have any impact on net income.

2012 Compared to 2011

The following tables present the components of our audited consolidated and combined statements of income and comprehensive income (loss) by business segment and the change in those amounts for the years ended December 31, 2012 and 2011.

Revenues

	Years ended December 31,
(Dollar amounts in thousands)	2012	2011	Variance

Merchant acquiring, net	$69,591	$61,997	$7,594	12%
Payment processing	94,801	85,691	9,110	11%
Business solutions	177,292	173,434	3,858	2%

Total revenues	$341,684	$321,122	$20,562	6%

Total revenues for the year ended December 31, 2012 were $341.7 million, representing an increase of $20.6 million or 6% as compared to the corresponding 2011 period.

Merchant acquiring revenues for the year ended December 31, 2012 were $69.6 million, representing an increase of $7.6 million or 12% as compared to the corresponding 2011 period. The increase in merchant acquiring revenues during 2012 was primarily attributable to volume growth in our core business of $5.0 million.

Payment processing revenues for the year ended December 31, 2012 were $94.8 million, representing an increase of $9.1 million or 11% as compared to the corresponding 2011 period. The increase in payment processing revenues during 2012 was primarily attributable to an increase in volume.

Business solutions revenues for the year ended December 31, 2012 were $177.3 million, representing an increase of $3.9 million or 2% as compared to the corresponding 2011 period. The increase in business solutions revenues during 2012 was primarily due to higher demand for our services.

Operating costs and expenses

	Years ended December 31,
(Dollar amounts in thousands)	2012	2011	Variance

Cost of revenues, exclusive of depreciation and amortization shown below	$158,860	$155,377	$3,483	2%
Selling, general and administrative expenses	31,312	33,339	(2,027)	-6%
Depreciation and amortization	71,492	69,891	1,601	2%

Total operating costs and expenses	$261,664	$258,607	$3,057	1%

Total operating costs and expenses for the year ended December 31, 2012 were $261.7 million, representing an increase of $3.1 million or 1% as compared to the corresponding 2011 period.

Cost of revenues for the year ended December 31, 2012 were $158.9 million, representing an increase of $3.5 million or 2% as compared to the corresponding 2011 period. The increase in cost of revenues during 2012 was primarily attributable to the increase in revenues described above. Gross margin percentage for the year ended December 31, 2012 improved to 53.5% from 51.6% in 2011. The improvement in gross margin was principally driven by our highly scalable technology platform which allows us to support incremental volumes with low incremental costs.

Selling, general and administrative expenses for the year ended December 31, 2012 were $31.3 million, representing a decrease of $2.0 million or 6% as compared to the corresponding 2011 period. The decrease in selling, general and administrative expenses in 2012 was primarily attributable to a reduction in personnel costs of $1.4 million as a result of cost control initiatives.

Depreciation and amortization expense for the year ended December 31, 2012 was $71.5 million, representing an increase of $1.6 million or 2% as compared to the corresponding 2011 period. The increase in depreciation and amortization expense in 2012 was primarily a result of an increase in capital expenditures associated with certain new projects.

Income from operations

The following table presents income from operations by reportable segments.

	Years ended December 31,
(Dollar amounts in thousands)	2012	2011	Variance
Segment income from operations
Merchant acquiring	$33,836	$30,258	$3,578	12%
Payment processing	53,682	45,031	8,651	19%
Business Solutions	39,845	36,690	3,155	9%

Total segment income from operations	127,363	111,979	15,384	14%
Merger related depreciation and amortization and other unallocated expenses (1)	(47,343)	(49,464)	2,121	4%

Income from operations	$80,020	$62,515	$17,505	28%

(1)	Represents certain incremental depreciation and amortization expenses generated as a result of the Merger non-recurring compensation and benefits expenses and professional fees.

Income from operations for the year ended December 31, 2012 was $80.0 million, representing an increase of $17.5 million or 28% as compared to the corresponding 2011 period. The increase in income from operations in 2012 was driven by the aforementioned factors impacting our revenues and operating costs and expenses. For a reconciliation of the income from operations to net income see Note 22 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements.

Non-operating (expenses) income

	Years ended December 31,
(Dollar amounts in thousands)	2012	2011	Variance

Non-operating (expenses) income
Interest income	$313	$760	$(447)	-59%
Interest expense	(54,331)	(50,957)	(3,374)	-7%
Earnings of equity method investment	564	833	(269)	-32%
Other expenses	(8,490)	(18,201)	9,711	53%

Total non-operating (expenses) income	$(61,944)	$(67,565)	$5,621	8%

Total non-operating expenses for the year ended December 31, 2012 were $61.9 million, representing a decrease of $5.6 million or 8% as compared to the 2011 period. The decrease in non-operating expenses in 2012 was primarily driven by lower other expenses of $9.7 million, partially offset by an increase in interest expense of $3.4 million from the issuance of additional debt in May 2012.

Income tax benefit

Income tax benefit for the year ended December 31, 2012 was $87.7 million as compared to $33.1 million for the corresponding 2011 period. The income tax benefit in 2012 was primarily attributable to a $22.5 million income tax benefit from the elimination of

EVERTEC’s deferred tax liability following the Conversion and $68.4 million reduction in the Company’s deferred tax liability as a result of a tax exemption granted during the fourth quarter of 2012, retroactively to January 1, 2012. The income tax benefit in 2011 was primarily attributable to a $27.6 million reduction in the Company’s deferred tax liability following the enactment of certain tax reforms in Puerto Rico on January 31, 2011 which reduced the marginal corporate income tax rate from 39% to 30%. See Note 18 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements included in this Annual Report on Form 10-K for additional information regarding income taxes.

Net Income

Net income for the year ended December 31, 2012 was $105.8 million as compared to $28.0 million for the corresponding 2011 period. Net income for the 2012 period was favorably impacted by the aforementioned $89.2 million income tax benefit and by income before income taxes of $18.1 million. Net income for the 2011 period was also driven by a $27.6 million income tax benefit on extinguishing a portion of our deferred tax liability, partially offset by a $5.1 million loss before income taxes.

Comparison of the year ended December 31, 2011 to the three months ended December 31, 2010 (Successor) and nine months ended September 30, 2010 (Predecessor)

The following tables present the components of our consolidated and combined statements of income for the year ended December 31, 2011, the three months ended December 31, 2010 and the nine months ended September 30, 2010.

Revenues

	Successor		Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010

Merchant acquiring, net	$61,997	$14,789	$39,761
Payment processing	85,691	21,034	56,777
Business solutions	173,434	46,586	118,482

Total revenues	$321,122	$82,409	$215,020

Total revenues for the year ended December 31, 2011 were $321.1 million, as compared to $82.4 million for the three month period ended December 31, 2010. The increase of $238.7 million was primarily due to the inclusion of a full year of revenues in 2011 compared with three months in 2010.

Total revenues for the year ended December 31, 2011 increased $106.1 million as compared to the nine month period ended September 30, 2010. The increase was primarily attributable to the $82.4 million impact of including a full year of revenues in 2011 as compared to nine months of revenues for the period ended September 30, 2010. The remaining growth of $23.7 million was driven by an increase in transaction volumes and higher demand for our outsourcing and banking services.

Merchant acquiring revenues for the year ended December 31, 2011 were $62.0 million, as compared to $39.8 million for the nine month period ended September 30, 2010. The increase was primarily attributable to the $14.8 million impact of including a full year of revenues in 2011 as compared to nine months of revenues for the period ended September 30, 2010. The remaining growth of $7.4 million was driven by an increase in transaction volumes.

Payment processing revenues for the year ended December 31, 2011 were $85.7 million, as compared to $56.8 million for the nine month period ended September 30, 2010. The increase was primarily attributable to the $21.0 million impact of including a full year of revenues in 2011 as compared to nine months of revenues for the period ended September 30, 2010. The remaining growth of $7.9 million was attributable to an increase in transaction processing volumes and card products services.

Business solutions segment revenues for the year ended December 31, 2011 were $173.4 million, as compared to $118.5 million for the nine month period ended September 30, 2010. The increase was primarily attributable to the $46.6 million impact of including a full year of revenues in 2011 as compared to nine months of revenues for the period ended September 30, 2010. The remaining growth of $8.4 million was driven by higher volumes of services in our core bank processing network solutions businesses.

Operating costs and expenses

	Successor		Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010

Cost of revenues, exclusive of depreciation and amortization shown below	$155,377	$41,839	$113,246
Selling, general and administrative expenses	33,339	8,392	27,000
Depreciation and amortization	69,891	17,722	19,425

Total operating costs and expenses	$258,607	$67,953	$159,671

Total operating costs and expenses were $258.6 million for the year ended December 31, 2011 as compared to $68.0 million for the three months ended December 31, 2010. The increase of $190.6 million was primarily attributable to the inclusion of a full year of operating expenses in 2011 compared to three months ended December 31, 2010.

Total operating costs and expenses for the year ended December 31, 2011 increased to $98.9 million as compared to the nine month period ended September 30, 2010. The increase was primarily attributable to the $68.0 million impact of including a full year of revenues in 2011 as compared to nine months of revenues for the period ended September 30, 2010. The remaining growth of $31.0 million was primarily attributable to an increase in depreciation and amortization expenses as a result of the purchase price allocation adjustments in connection with the Merger to reflect the fair market value assigned to property and equipment and intangible assets in accordance with purchase accounting.

Income from operations

The following table presents income from operations by reportable segments.

	Successor		Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010
Segment income from operations
Merchant acquiring	$30,258	$5,959	$17,647
Payment processing	45,031	12,088	28,086
Business Solutions	36,690	9,561	18,337

Total segment income from operations	111,979	27,608	64,070
Merger related depreciation and amortization and other unallocated expenses (1)	(49,464)	(13,152)	(8,721)

Income from operations	$62,515	$14,456	$55,349

(1)

For the Successor periods primarily represents certain incremental depreciation and amortization expenses generated as a result of the Merger, non-recurring compensation and benefits expenses and professional fees. For the Predecessor period primarily represents the elimination of miscellaneous intersegment revenues for services provided by the Payment Processing segment.

Income from operations for the year ended December 31, 2011 was $62.5 million, as compared to $14.5 million for the three months ended December 31, 2010 and $55.3 million for the nine months ended September 30, 2010. The increase in income from operations in 2012 was driven by the aforementioned factors impacting our revenues and operating costs and expenses.

For a reconciliation of the income from operations to net income see Note 22 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements.

Non-operating (expenses) income

	Successor		Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010

Non-operating (expenses) income
Interest income	$760	$118	$360
Interest expense	(50,957)	(13,436)	(70)
Earnings of equity method investments	833	—	2,270
Other (expenses) income	(18,201)	(1,316)	2,276

Total non-operating (expenses) income	$(67,565)	$(14,634)	$4,836

Non-operating expenses for the year ended December 31, 2011 were $67.6 million, as compared to $14.6 million for the three months ended December 31, 2010. The increase of $53.0 million was primarily due to the inclusion of a full year of interest expense in 2011 compared to three months ended December 31, 2010.

Non-operating income for the nine months ended September 30, 2010 was $4.8 million. The increase in non-operating expenses of $72.4 million compared to 2011 was primarily attributable to the inclusion of a full year of interest expense in 2011 related to the debt issuance in connection with the Merger transaction. For the nine months ended September 30, 2010, other income was primarily comprised of a $2.3 million non-recurring gain on the sale of an equity investment.

Income tax (benefit) expense

	Successor		Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010

Income tax (benefit) expense	$(33,054)	$(180)	$23,017

Income tax benefit for the year ended December 31, 2011 was $33.1 million, as compared to $0.1 million for the three month period ended December 31, 2010. The increase of $33.0 million was mainly due to a reduction in the marginal corporate income tax rate from 39% to 30%, as a result of the tax reform enacted in Puerto Rico on January 31, 2011, which caused a reduction in the Company’s deferred tax liability of $27.6 million. Also, we had a taxable loss of $5.1 million for the year ended December 31, 2011, compared to a taxable loss of $0.2 million for the three months ended December 31, 2010, primarily attributable to the inclusion of a full year interest expense and the cost related to the VRP, compared with three months of operations and interest expenses in 2010.

Taxable income for the nine months ended September 30, 2010 was $60.2 million. The taxable loss in 2011 was primarily attributable to the inclusion of full year of interest expense related to the debt issuance in connection with the Merger and the costs related to the VRP, compared with the nine months ended September 30, 2010, which did not reflect interest expenses.

Net Income

Net income for the year ended December 31, 2011 was $28.0 million as compared to $2,000 for the three month period ended December 31, 2010. The increase of $28.0 million was primarily attributable to the inclusion of a full year of operations and an income tax benefit of $27.6 million related to the reduction in the Company’s deferred tax liability in 2011 compared to three months of operations in 2010.

Net income for the nine month period ended September 30, 2010 was $37.3 million as compared to $28.0 million for the year ended December 31, 2011. The decrease in net income in 2011 was driven by the aforementioned factors impacting revenues, operating expenses and non-operating expenses. The decrease was driven by a $5.1 million loss before income taxes, partially offset by a $27.6 million income tax benefit related to the reduction in the Company’s deferred tax liability in 2011.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity is cash generated from operations, while our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $50 million revolving credit facility of which $35.3 million was available as of December 31, 2012, after giving effect to $14.0 million of short-term borrowings outstanding and a $0.7 million letter of credit on behalf of EVERTEC CR as of December 31, 2012. In addition, our international operations have credit facilities available of approximately $3.9 million in aggregate.

At December 31, 2012, we had cash of $25.0 million of which $21.4 million is in possession of our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. Over the long-term it is the Company’s intention to reinvest these funds outside Puerto Rico and based on its forecast, the Company’s current liquidity requirements would not require the repatriation of these funds for purposes of funding the Company’s Puerto Rico operations over a long-term period or debt service obligations. However, if in the future the Company determines that there is no longer a need to maintain such cash within its foreign subsidiaries, it may elect to distribute such cash to the Company in Puerto Rico. Distributions from the Company’s foreign subsidiaries to Puerto Rico may be subject to tax withholdings and other tax consequences.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures and debt service obligations as they become due. Also, we may make distributions to our parent company if approved by our Board at its sole discretion and in compliance with our debt covenants. On May 9, 2012 and December 18, 2012, we made cash distributions of $267.2 million and $50.3 million, respectively, to our parent company. For additional information, see Note 14 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements.

Under our senior secured credit facilities, we are required to make prepayments from a portion of excess cash flows as a result of increases in our senior secured leverage ratio. As of December 31, 2012, our senior secured leverage ratio was 2.93. Accordingly, within five business days after the filing of this Report, we are required to make a prepayment of $6.1 million. For additional information, see “—Senior Secured Credit Facilities” below.

Based on our current level of operations, we believe our cash flows from operations and available senior secured revolving credit facility will be adequate to meet our liquidity needs for the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.

Comparison of the years ended December 31, 2012 and 2011

The following table presents our cash flows from operations for the years ended December 31, 2012 and 2011:

	Years ended December 31,
(Dollar amounts in thousands)	2012	2011

Cash flows from continuing operations
Cash provided by operating activities	$82,656	$69,335
Cash used in investing activities	(27,042)	(31,747)
Cash used in financing activities	(84,144)	(39,264)

Decrease in cash	$(28,530)	$(1,676)

Net cash provided by operating activities for the year ended December 31, 2012 was $82.7 million as compared to $69.3 million for the year ended December 31, 2011. The increase of $13.4 million was primarily due to an increase in cash earnings from operations of $21.4 million partially offset by a net change in assets and liabilities of $8.1 million.

Net cash used in investing activities for the year ended December 31, 2012 was $27.0 million as compared to $31.7 million for the year ended December 31, 2011. The decrease of $4.7 million was primarily due to our acquisition of an equity interest in CONTADO for $9.2 million in 2011 partially offset by a $4.1 million increase in the acquisition of property, equipment and intangibles in 2012.

Net cash used in financing activities for the year ended December 31, 2012 was $84.1 million as compared to $39.3 million for the year ended December 31, 2011. During the year ended December 31, 2012 we paid $317.5 million in distributions to our parent company, which was partially funded and offset by $235.7 million in proceeds from the issuance of long-term debt and short-term borrowings. During the year ended December 31, 2011 cash used in financing activities was primarily attributable to a $38.6 million voluntary repayment and purchase of our long-term debt.

Comparison of the year ended December 31, 2011 to the three months ended December 31, 2010 and the nine months ended September 30, 2010 (Predecessor)

The following table presents our cash flows from operations for the year ended December 31, 2011, for the three months ended December 31, 2010 and the nine months ended September 30, 2010.

	Successor		Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010

Cash flows from continuing operations
Cash flows from operating activities	$69,335	$18,096	$63,701
Cash (used in) provided by investing activities	(31,747)	(496,598)	16,153
Cash (used in) provided by financing activities	(39,264)	505,142	(65,796)

Net (decrease) increase in cash from continuing operations	(1,676)	26,640	14,058
Cash provided by discontinued operations	—	—	2,478

(Decrease) increase in cash	$(1,676)	$26,640	$16,536

Cash flows from operating activities

Net cash provided by operating activities for the year ended December 31, 2011 was $69.3 million as compared to $18.1 million for the three month period ended December 31, 2010. The increase of $51.2 million was primarily due to the inclusion of a full year of operations in 2011 compared to three months in 2010.

Net cash provided by operating activities for the year ended December 31, 2011 was $69.3 million as compared to $63.7 million for the nine month period ended September 30, 2010. The increase of $5.6 million was primarily attributable to an increase in cash earnings from operations of $19.2 million partially offset by a net change in assets and liabilities of $13.6 million.

Cash flows from investing activities

Net cash used in investing activities for the year ended December 31, 2011 was $31.7 million and primarily comprised of $23.4 million related to the acquisition of property, equipment and intangibles and $9.2 million related to our acquisition of an equity interest in CONTADO. Net cash used in investing activities for the three month period ended December 31, 2010 was $496.6 million and primarily related to the $461.0 million purchase price for EVERTEC Group and $11.9 million of related intangibles. Net cash provided by investing activities for the nine months ended September 30, 2010 was $16.1 million and primarily attributable to a $24.2 million repayment of short-term loans due from an affiliate, $9.4 million net decrease in short-term investments and $7.5 million in proceeds from the sale of an equity method investment, offset by approximately $25.0 million related to the acquisition of property, equipment and intangibles.

Cash flows from financing activities

Net cash used in financing activities for the year ended December 31, 2011 was $39.3 million and primarily attributable to a $38.6 million voluntary repayment and purchase of our long-term debt. Net cash provided by financing activities for the three months ended December 31, 2010 was $505.1 million and primarily attributable to $557.4 million in proceeds from the issuance of new debt in connection with the Merger, partially offset by $16.5 million of related debt issuance costs. Net cash used in financing activities for the nine months ended September 30, 2010 was $65.8 million and primarily attributable to $55.7 million of dividends paid to Popular.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $27.5 million, $23.4 million and $41.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Capital expenditures are expected to be funded by cash flows from operations and, if necessary, borrowings under our revolving credit facility.

Financial Obligations

Senior Secured Credit Facilities

In connection with the Merger, on September 30, 2010 we entered into senior secured credit facilities consisting of (1) a $355.0 million six-year term loan facility and (2) a $50.0 million five-year revolving credit facility. The term loan facility was subject to quarterly amortization payments totaling 1% per annum of the original principal amount of the facility, with the balance payable on the final maturity date. As a result of a voluntary repayment made on May 4, 2011, we have no scheduled quarterly amortization payment obligation until the final lump-sum payment at the maturity date. However, our senior secured credit agreement contains certain provisions that may require prepayments as a result of increases in our senior secured leverage ratio. If our senior secured leverage ratio at year end is equal to or greater than 2.50, a 50% prepayment of the excess cash flow generated must be made. If our senior secured leverage ratio is less than or equal to 2.50 and greater than 2.00, a 25% prepayment of the excess cash flow is required. If our senior secured leverage ratio is less than or equal to 2.00 no prepayments are necessary. At December 31, 2012, our senior secured leverage ratio was 2.93. As a result of this ratio being higher than 2.50, the Company is required to make a prepayment within five business days after the filing of this Report of approximately $6.1 million.

Our senior secured credit facilities allow us to obtain, on an uncommitted basis at the sole discretion of participating lenders, an incremental amount of term loan and/or revolving credit facility commitments not to exceed the maximum principal amount of debt that would not cause our senior secured leverage ratio to exceed 3.25 to 1.00.

Our senior secured revolving credit facility is available for general corporate purposes and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings. All obligations under our senior secured credit facilities are unconditionally guaranteed by Holdings and, subject to certain exceptions, each of our existing and future wholly-owned subsidiaries. All obligations under our senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of our assets and the assets of the guarantors, subject to certain exceptions. Borrowings under our senior secured term loan facility and our revolving credit facility bear interest, at our option, at a rate equal to a margin over either (a) a base rate as defined in the credit agreement or (b) a LIBOR rate.

On March 3, 2011, these senior secured credit facilities were amended to, among other things, reduce the interest rate margins payable on the term loan and revolving loan borrowings, decrease the applicable LIBOR and alternate base rate floors, and increase the amount available for future borrowings under the uncommitted incremental facility. The amendment also modified certain restrictive covenants to provide us generally with additional flexibility. The amendment did not modify the term or the size of the existing credit facilities.

On April 7, 2011, we repaid $1.7 million of borrowings under the term loan using the cash received from Popular in connection with the acquisition of CONTADO as required under the terms of our senior secured credit facilities. In addition, on May 4, 2011, we made a voluntary prepayment of $24.7 million on the term loan. There was no penalty associated with these prepayments.

On May 9, 2012, we entered into an amendment to the agreement governing our senior secured credit facilities to allow, among other things, a restricted dividend payment in an amount not to exceed $270.0 million and certain adjustments to the financial covenant therein. In addition, we borrowed an additional $170.0 million under a secured incremental term loan. As of December 31, 2012, the principal outstanding balance under our senior secured term loan and our revolving credit facility amounted to $495.0 million and $14.0 million, respectively.

Senior Notes

In connection with the Merger on September 30, 2010, we issued $220.0 million of unsecured 11% senior notes due 2018.

On May 7, 2012, EVERTEC Group and EVERTEC Finance Corp., as co-issuers, issued $40.0 million aggregate principal amount of 11% senior notes due 2018. These notes constituted “Additional Notes” under the indenture pursuant to which our notes were originally issued on September 30, 2010. In addition, we obtained a consent from the holders of our notes as of the record date of April 27, 2012 to amend the limitation on restricted payments covenant in the indenture in order to allow additional dividend or distribution payments by us in an aggregate amount not to exceed $270.0 million. See Note 12 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements for additional information.

Our existing wholly-owned subsidiaries that guarantee our obligations under our senior secured credit facilities also guarantee our notes. Our notes bear interest at a fixed rate of 11.0% per annum and mature on October 1, 2018. Our notes are not subject to any mandatory or sinking fund payments. However, under certain circumstances related to change of control or asset sales (each as defined in the indenture governing our notes), we may be required to offer to purchase notes. As of December 31, 2012, the principal outstanding balance of our notes was $250.5 million.

Other Short-Term Borrowings

In December 2012, we entered into a financing agreement in the ordinary course of business, to purchase certain software and related services in the amount of $13.0 million to be repaid in three payments over a term of 10 months.

Covenant Compliance

Our senior secured credit facilities and the indenture governing our notes contain various restrictive covenants. Our senior secured credit facilities require us to maintain on a quarterly basis a specified maximum senior secured leverage ratio. The senior secured leverage ratio as defined in its credit facility (total first lien senior secured debt minus available cash, up to a maximum of $50.0 million, as defined, to Adjusted EBITDA) must be less than 3.85 to 1.0 at December 31, 2012. In addition, our senior secured credit facilities, among other things, restrict our ability to incur indebtedness or liens, make investments, declare or pay any dividends to our parent and prepay indebtedness that is junior to such debt. The indenture, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue certain preferred shares, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to our parent company; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of the covenants in these agreements are subject to significant exceptions. As of December 31, 2012, our senior secured leverage ratio was 2.93 to 1.0.

We have the ability to incur additional debt, subject to limitations imposed by our senior secured credit facilities and the indenture governing our notes. Under the indenture, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to fixed charges, as defined) is at least 2.0 to 1.0. In this Annual Report on Form 10-K, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio based on the financial information for the last twelve months at the end of each quarter.

Net Income Reconciliation to EBITDA and Adjusted EBITDA

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA as further adjusted to exclude unusual items and other adjustments described below. We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in our senior secured credit facilities and the indenture governing our notes in testing our compliance with covenants therein such as the senior secured leverage ratio and the fixed charge coverage ratio. In addition, in evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

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

EBITDA and Adjusted EBITDA are not measurements of liquidity or financial performance under GAAP. You should not consider EBITDA and Adjusted EBITDA as alternatives to cash flows from operating activities or any other performance measures determined in accordance with GAAP, as an indicator of cash flows, as a measure of liquidity or as an alternative to operating or net income determined in accordance with GAAP.

A reconciliation of net income to EBITDA and Adjusted EBITDA is provided below:

(Dollar amounts in thousands)	Year ended December 31, 2012

Net income	$105,822
Income tax benefit	(87,746)
Interest expense, net	54,018
Depreciation and amortization	71,492

EBITDA	143,586

Software maintenance reimbursement and other costs (1)	2,429
Equity income (2)	1,057
Compensation and benefits (3)	3,795
Pro forma cost reduction adjustments (4)	2,150
Transaction, refinancing and other non-recurring fees (5)	14,871
Management fees (6)	2,982
Purchase accounting (7)	(1,284)

Adjusted EBITDA	$169,586

(1)	Primarily represents reimbursements received for certain software maintenance expenses as part of the Merger.
(2)	Represents CONTADO’s non-cash equity income, net of cash dividends received.
(3)	Mainly represents a one-time payment of $2.2 million as a result of the former CEO’s employment modification agreement. Also, includes other adjustments related to non-cash equity based compensation.
(4)

Represents the pro forma effect of the expected net savings primarily in compensation and benefits from the reduction of certain temporary employees and professional services. This pro forma amount was calculated using the net amount of actual expenses for temporary employees and professional services for the 12 month period prior to their replacement and/or elimination net of the incremental cost of the new full-time employees that were hired.

(5)

Represents primarily: (i) costs associated with the issuance and refinancing of EVERTEC’s debt of approximately $8.8 million, (ii) costs associated with certain non-recurring corporate transactions, including, for example, costs related to EVERTEC’s conversion to an LLC and the distributions made to EVERTEC’s direct parent of $3.5 million and (iii) a nonrecurring, non-cash asset write-off of $1.6 million.

(6)	Represents the management fee payable to our equity sponsors.
(7)	Represents the elimination of purchase accounting impacts associated with certain customer service and software related arrangements where EVERTEC receives reimbursements from Popular.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2012 are as follows:

	Payment due by periods
(Dollar amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Long-term debt (1)	$999,879	$54,910	$109,553	$564,250	$271,166
Operating leases (2)	11,190	4,664	6,094	432	—
Short-term borrowings	26,995	26,995	—	—	—
Other long-term liabilities	3,072	—	685	2,387	—

Total	$1,041,136	$86,569	$116,332	$567,069	$271,166

(1)

Long-term debt includes the payments of cash interest (based on interest rates as of December 31, 2012 for variable rate debt) and aggregate principal amount of our senior secured term loan facility and our senior notes, as well as commitments fees related to the unused portion of our senior secured revolving credit facility, as required under the terms of the long-term debt agreements. The amount of long-term debt does not give effect to the mandatory prepayment of $6.1 million under our senior secured term loan facility to be made within five business days of the filing of this Report, as explained above. However, the interest payments reported as long-term debt includes the impact of such payment.

(2)

Includes certain facilities and equipment under operating leases. See Note 21 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements for additional information regarding operating lease obligations.

Off Balance Sheet Arrangements

As of December 31, 2012, we had one outstanding a letter of credit of $0.7 million with a maturity of less than three months.

Debt Repurchases

We have in the past purchased and we or our affiliates in the future may, from time to time, purchase our notes. Any such future purchase may be made through open market or privately negotiated transactions with third parties (who may be our affiliates) or pursuant to tender, exchange or other offers, upon such terms and at such prices as we or any such affiliates may determine. See Note 12 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements for additional information regarding our past purchases of notes.

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

Interest rate risks

We issued fixed and floating-rate debt which is subject to fluctuations in interest rates in respect of our floating-rate debt. Borrowings under our senior secured credit facilities accrue interest at variable rates but are subject to floors or minimum rates. A 100 basis point increase in the applicable margins over our floor(s) on our debt balances outstanding as of December 31, 2012 under our senior secured credit facilities would increase our annual interest expense by approximately $5.0 million.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the consolidated balance sheets, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated and combined statements of income and comprehensive income (loss). At December 31, 2012 and 2011, the Company had $0.8 million and $1.3 million, respectively, in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss.

Item 8. Financial Statements and Supplementary Data

The Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements, together with EVERTEC’s independent registered public accounting firm report, are included herein beginning on page F-1 of this Annual Report on Form 10-K.

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

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, which include our internal control over financial reporting, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding the foregoing, our disclosure controls and procedures, including our internal control over financial reporting, are designed to provide reasonable assurance of achieving their objectives.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding the individuals who serve as our executive officers and members of our Board of Managers (the “Board”) as of March 8, 2013.

Name	Age	Title

Peter Harrington	53	President and Chief Executive Officer
Juan J. Román	47	Executive Vice President and Chief Financial Officer
Philip E. Steurer	44	Executive Vice President and Chief Operating Officer
Carlos J. Ramírez	51	Executive Vice President, Head of Business Solutions
Miguel Vizcarrondo	39	Executive Vice President, Head of Merchant Acquiring Business and Payment Processing
Marc E. Becker	40	Chairman of the Board and Manager
Félix M. Villamil	51	Vice Chairman of the Board and Manager
Jorge Junquera	64	Manager
Nathaniel J. Lipman	48	Manager
Matthew H. Nord	33	Manager
Richard L. Carrión Rexach	60	Manager
Néstor O. Rivera	66	Manager
Scott I. Ross	33	Manager
Thomas M. White	55	Manager

Peter Harrington has been our President and Chief Executive Officer (“CEO”) since February 22, 2012. Prior to joining EVERTEC, Mr. Harrington served as President of Latin America and Canada for First Data Corporation, a merchant acquiring and payment processing company (“First Data”), from 2002 to 2008. Prior to that role, Mr. Harrington served as President of PaySys International, Inc., a wholly owned subsidiary of First Data. Mr. Harrington joined First Data in 1998 as the Director of European Operations. Prior to joining First Data, he was a Managing Director responsible for the card processing business of EDS Africa, a subsidiary of Electronic Data Systems. Mr. Harrington also managed lending and credit card operations at The Massachusetts Company (a subsidiary of Travelers Insurance Company) and Fleet National Bank. In 2009, Mr. Harrington founded a consulting business focused on the payments industry where he consulted for major international payment companies and leading private equity firms operating in Canada and Latin America.

Juan J. Román has been our Executive Vice President and Chief Financial Officer (“CFO”) since August 1, 2011. Prior to joining EVERTEC, Mr. Román served as Vice President of Finance and Chief Financial Officer of Triple-S Management Corporation, a provider of managed care and related products, since 2002. From 1996 to 2002, Mr. Román held numerous positions with Triple-S

Management Corporation or its subsidiaries. From 1987 to 1995, Mr. Román worked at KPMG LLP. Mr. Román has been a Certified Public Accountant and a member of the Puerto Rico Society of Certified Public Accountants as well as the American Institute of Certified Public Accountants since 1989.

Philip E. Steurer has been our Executive Vice President and Chief Operating Officer (“COO”) since August 1, 2012. Previously, Mr. Steurer served as Senior Vice President of Latin America and Caribbean for First Data from 2001 to 2012. Prior to that role, Mr. Steurer served as Unit Manager, Credit Services for Sears, Roebuck and Co. from 1999 to 2001.

Carlos J. Ramírez has been our Executive Vice President, Head of Business Solutions since April 17, 2012 and Executive Vice President, Head of Business Development since 2004. From 1997 to 2004, Mr. Ramírez served as Senior Executive Vice President of Business Development for GM Group, Inc. Puerto Rico. From 1990 to 1997, Mr. Ramírez served as Senior Executive Vice President for GM Group, Inc. International Division. From 1984 to 1990, Mr. Ramírez served as Sales Manager for Multiple Computer Services and as Systems Engineer from 1983 to 1984.

Miguel Vizcarrondo has been our Executive Vice President, Head of Merchant Acquiring Business and Payment Processing since April 17, 2012 and Executive Vice President, Head of Merchant Acquiring Business since February 22, 2012. Prior to that, Mr. Vizcarrondo served as our Senior Vice President, Head of the Merchant Acquiring Business since the consummation of the Merger. Prior to the Merger, Mr. Vizcarrondo has served in that capacity for Banco Popular since 2006. From 2000 to 2006, Mr. Vizcarrondo served as Vice President–Corporate Banking for Banco Popular. From 1996 to 2000, Mr. Vizcarrondo served as Portfolio Manager–Treasury Division for Banco Popular. Mr. Vizcarrondo is the nephew of Mr. Carrión, who has been a member of our Board or our board of directors since the consummation of the Merger.

Marc E. Becker has been Chairman of our Board since April 17, 2012 and Chairman of our board of directors since the consummation of the Merger. Mr. Becker is a partner of Apollo Management. He has been employed with affiliates of Apollo Management since 1996 and has served as an officer of certain affiliates of Apollo Management. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker serves on several boards of directors, including Affinion Group, Inc., Apollo Residential Mortgage, Inc., Realogy Holdings Corp. and SourceHOV Holdings, Inc. During the past five years, Mr. Becker also served as a director of Vantium Capital, Inc. (from January 2007 to October 2012), Quality Distribution, Inc. (from June 1998 to May 2011), Countrywide plc (from May 2007 to February 2009), National Financial Partners (from January 1999 to May 2007), SourceCORP (from January 2006 to April 2011) and Metals USA Holdings Corp. (from May 2005 to December 2007), and prior thereto, Mr. Becker also served as a director of UAP Holding Corp. (from November 2003 to November 2006). Mr. Becker has significant experience in making and managing private equity investments on behalf of Apollo Management and over 17 years experience in financing, analyzing and investing in public and private companies.

Félix M. Villamil has served as our Vice Chairman of the Board since February 22, 2012. Prior to that, Mr. Villamil served as our President and Chief Executive Officer and as a member of our board of directors from 2004 until February 22, 2012. Prior to joining EVERTEC, Mr. Villamil served as Executive Vice President of Popular (NASDAQ: BPOP) from 2002 to 2004. From 1990 to 2004, Mr. Villamil was employed by Banco Popular where he served as Vice President–Assistant General Auditor from 1990 to 1995, as Senior Vice President and General Auditor from 1995 to 1997, as Senior Vice President–Credit Risk Management Division from 1997 to 2001 and as Senior Vice President–Retail Banking Group from 2001 to 2002. Before his employment with Banco Popular, Mr. Villamil served as Vice President–General Auditor for Banco de Ponce from 1989 to 1990. Mr. Villamil began his career as Audit Manager, primarily in the financial institutions segment, for KPMG LLP from 1984 to 1989. Mr. Villamil has been a Certified Public Accountant since 1985. Mr. Villamil has significant experience in the banking and processing business.

Jorge Junquera has been a member of our Board since April 17, 2012 and a member of the board of directors since the consummation of the Merger. Mr. Junquera has been Senior Executive Vice President of Popular since 1997. Mr. Junquera has been Chief Financial Officer of Popular and Banco Popular and Supervisor of the Financial Management Group of Popular since 1996. As of March 15, 2013, Mr. Junquera is expected to assume the role of Vice Chairman and Special Assistant to the CEO of Popular, and will no longer serve as Chief Financial Officer of Popular. Mr. Junquera has also served as President and Director of Popular International Bank, Inc., a direct wholly-owned subsidiary of Popular, since 1996. Mr. Junquera served as Director of Banco Popular until 2000. He again undertook the role of Director from 2001 to the present. Mr. Junquera has also served as a Director of Popular North America, Inc. since 1996 and of other indirect wholly-owned subsidiaries of Popular. Mr. Junquera has significant experience managing financial institutions and serving on boards of directors.

Nathaniel J. Lipman has been a member of our Board since April 17, 2012 and a member of our board of directors since the consummation of the Merger. Mr. Lipman has served as the Executive Chairman of the Board of Directors of Affinion Group Holdings, Inc. and Affinion Group, Inc. since October 17, 2005. Previously, he also served as the Chief Executive Officer of Affinion Group Holdings, Inc. and Affinion Group, Inc. from October 17, 2005 to September 20, 2012. Mr. Lipman served as the President of Affinion Group Holdings, Inc. from October 17, 2005 to January 14, 2011, and as the President of Affinion Group, Inc. from October 17, 2005 to January 13, 2010. Mr. Lipman was formerly the President and Chief Executive Officer of Trilegiant, Inc. starting in August 2002 and President and Chief Executive Officer of Cendant Marketing Group starting in January 2004. From September 2001 until August 2002, he was Senior Executive Vice President of Business Development and Marketing of Trilegiant. Mr. Lipman served as Executive Vice President of Business Development for Cendant Membership Services from March 2000 to August 2001. He joined the Alliance Marketing Division of Cendant in June 1999 as Senior Vice President, Business Development and Strategic Planning. Mr. Lipman was previously Senior Executive Vice President, Corporate Development and Strategic Planning, for Planet Hollywood International, Inc., from 1996 until April 1999. Prior to his tenure at Planet Hollywood, Mr. Lipman was Senior Vice President and General Counsel of House of Blues Entertainment, Inc. and Senior Corporate Counsel at The Walt Disney Company. Mr. Lipman has over 15 years of experience managing and serving on the boards of various corporations.

Matthew H. Nord has been a member of our Board since April 17, 2012 and a member of our board of directors since the consummation of the Merger. Mr. Nord is a partner of Apollo Management and has been employed with affiliates of Apollo Management since 2003. Prior to that time, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney Inc. Mr. Nord serves on several boards of directors, including Affinion Group, Inc., SourceHOV Holdings, Inc., the holding company for Constellium and Noranda Aluminum Holding Corporation. During the past five years, Mr. Nord has also served as a director of Mobile Satellite Ventures, a subsidiary of Skyterra Communications, Inc. (from September 2006 to April 2008) and Hughes Telematics, Inc. (from December 2006 to July 2012). Mr. Nord also serves on the Board of Overseers of the University of Pennsylvania’s School of Design. Mr. Nord has significant experience in making and managing private equity investments on behalf of Apollo Management and over ten years experience in financing, analyzing and investing in public and private companies.

Richard L. Carrión Rexach has been a member of our Board since April 17, 2012 and a member of our board of directors since the consummation of the Merger. Mr. Carrión has been Chairman of the Board of Popular since 1993, Chief Executive Officer since 1994 and President from 1991 to January 2009 and from May 2010 to the present. Mr. Carrión has been Chairman of Banco Popular since 1993 and Chief Executive Officer since 1989. Mr. Carrión has been President of Banco Popular from May 2010 to present and from 1985 to 2004. Mr. Carrión is also Chairman and Chief Executive Officer of Popular North America, Inc. and other direct and indirect wholly-owned subsidiaries of Popular. Mr. Carrión has also been a director of the Federal Reserve Bank of New York since January 2008; Chairman of the Board of Trustees of Fundación Banco Popular, Inc. since 1982; and Chairman and Director of Banco Popular Foundation, Inc. since 2005. Mr. Carrión has also been a Member of the Board of Directors of Verizon Communications, Inc. since 1995; and former member of the Board of Directors of Wyeth from 2000 to 2006. Mr. Carrión’s 36 years of banking experience and 27 years at the head of Popular has given him a significant level of knowledge of the Puerto Rico financial system. Mr. Carrión is the uncle of Mr. Vizcarrondo, who serves as our Executive Vice President.

Néstor O. Rivera has been a member of our Board since April 17, 2012 and a member of our board of directors since the consummation of the Merger. Mr. Rivera has been Executive Vice President of Banco Popular, in charge of the Retail Banking and Operations Group since April 2004. Before assuming this position, Mr. Rivera served as Senior Vice-President in charge of the Retail Banking Division from 1988 to 2004. Mr. Rivera has significant experience managing financial institutions.

Scott I. Ross has been a member of our Board since April 17, 2012 and a member of our board of directors since the consummation of the Merger. Mr. Ross is a partner of Apollo Management. Mr. Ross joined Apollo Management and has been employed with affiliates of Apollo Management since 2004 (except for the period from August 2008 until September 2009 when he was employed by Shumway Capital Partners). Prior to 2004, Mr. Ross was a member of the Fixed Income, Currencies and Commodities Division and then a member of the Merchant Banking Division of Goldman, Sachs & Co. Mr. Ross also serves on the board of directors of Great Wolf Resorts, Inc. Mr. Ross has significant experience in making and managing private equity investments on behalf of Apollo Management and over ten years experience in financing, analyzing and investing in public and private companies.

Thomas M. White has been a member of our Board since April 17, 2012 and a member of our board of directors since March 2011. Mr. White joined Apollo Management in May 2007 as an Operating Partner in the distribution and transportation industries. From November 2011 to September 2012, Mr. White served as Chief Financial Officer of Constellium Holdco B.V., an aluminum products manufacturer affiliated with Apollo and based in France. From November 2009 to November 2010, Mr. White served as interim Chief Financial Officer of SkyLink Aviation, Inc., a transportation and logistics entity affiliated with Apollo and based in Toronto. From April 2009 to July 2009, Mr. White served as interim Chief Financial Officer of CEVA Group, plc, a global logistics and supply chain company affiliated with Apollo and based in the Netherlands. From 2002 to 2007, Mr. White was the Senior Vice President, Chief Financial Officer and Treasurer of Hub Group, Inc., a NASDAQ listed company providing transportation management, intermodal, truck brokerage and logistics services. Prior to joining Hub Group, Mr. White was a senior audit partner with Arthur Andersen, which he joined in 1979. Mr. White currently serves on the board of directors of Quality Distribution Inc., CEVA Group plc, and Landauer, Inc. During the past five years, Mr. White has also served as a director of SkyLink Aviation, Inc. (from November 2009 to November 2010) and as a director of FTD, Inc. (from February 2006 to August 2008). Mr. White is a Certified Public Accountant. With his experience as a Chief Financial Officer, as a senior audit partner at Arthur Andersen, and service on other audit committees, including that of a public company, as well as his educational background, Mr. White brings an understanding of financial statements, financial reporting and internal controls, to our Board.

Board Composition

Our Board is composed of nine managers, all of whom are named in this Annual Report on Form 10-K. Subject to certain exceptions set forth in the Stockholder Agreement described elsewhere in this Report and applicable law, so long as Apollo owns at least 25% of the outstanding common stock of EVERTEC, Inc., Apollo will generally have the right to nominate five managers, and so long as Popular, together with its affiliates, owns at least 25% of the outstanding voting common stock of EVERTEC, Inc., Popular will generally have the right to nominate three managers, subject to certain adjustments if Popular and its affiliates own voting common stock of EVERTEC, Inc. representing at least 10% more than the amount of voting common stock of EVERTEC, Inc. owned by Apollo at such time. Pursuant to the Stockholder Agreement, Messrs. Becker, Lipman, Nord, Ross and White were nominated by Apollo, and Messrs. Carrión, Junquera and Rivera were nominated by Popular. Pursuant to the Stockholder Agreement, Mr. Villamil serves as a management director.

Our Board has established an Audit Committee and a Compensation Committee. In addition, the board of directors of our ultimate parent company, EVERTEC, Inc., also has a Compensation Committee that administers equity-based compensation plans in which our managers, officers and employees participate.

Compensation Committee

The Compensation Committees both at EVERTEC, Inc. and EVERTEC levels consist of at least three board members, one of which is appointed as chairman. The committees must meet at least once a year. The EVERTEC, Inc. Compensation Committee (the “EVERTEC, Inc. Committee”) is created for the primary purpose of making decisions related to the equity-based compensation of EVERTEC employees and managers. This is because the stock option plan that our Board has adopted provides for equity awards in the form of derivates of EVERTEC, Inc. stock. The responsibilities of the EVERTEC, Inc. Compensation Committee include: reviewing the CEO’s equity based compensation; administering all equity based compensation plans; in consultation with the EVERTEC Group Compensation Committee (the “EVERTEC Committee”), approving all equity-based compensation for other officers and managers; and, in consultation with the EVERTEC Committee, adopting, modifying, or terminating the equity-based compensation plans.

The EVERTEC Committee is similar in composition to the EVERTEC, Inc. Committee but its primary responsibilities include: recommending to our Board the Company’s compensation policy; reviewing and approving the CEO’s performance goals and objectives and making decisions regarding his non-equity based compensation; recommending to the EVERTEC, Inc. Committee any equity- based compensation; approving non- equity based compensation for other executives; and reviewing the disclosures in the compensation and discussion analysis contained in public disclosures and if required by SEC rules, preparing an annual compensation report for inclusion in the annual report on Form 10-K.

The three board members that form the compensation committees are: for Apollo, Messrs. Becker, chairperson, and Ross and, for Popular, Mr. Rivera.

Audit Committee

The Audit Committees for EVERTEC, Inc. and EVERTEC also consists of at least three board members which must meet at least four times a year, including once every fiscal quarter. The responsibilities of the EVERTEC, Inc. Audit Committee include overseeing the following: the integrity of EVERTEC, Inc.’s financial statements; its independent auditor’s qualifications, independence and performance; the performance of EVERTEC, Inc.’s internal audit function; and EVERTEC, Inc.’s compliance with laws and regulations. The EVERTEC Audit Committee has similar responsibilities regarding EVERTEC’s financial statements and compliance requirements, as well as overseeing the financial disclosure requirements of annual and quarterly Form 10-K and 10-Q filings. The three board members that form the audit committees are: for Apollo, Messrs. Ross, chairperson, and Nord and, for Popular, Mr. Junquera.

Although our Board has determined that each of the members of our audit committee is financially literate and has experience analyzing or evaluating financial statements, at this time we do not have an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K under the Exchange Act serving on the audit committee. As a company whose stock is privately-held and given the financial sophistication and other business experience of the members of the audit committee, we do not believe that we require the services of an audit committee financial expert at this time.

Code of Ethics

We have adopted a Code of Ethics that applies to all our managers, officers and employees, including our Chief Executive Officer and Chief Financial Officer. Our Code of Ethics is posted on our website at www.evertecinc.com in the “Investor Relations” section under “Governance Documents.” We intend to include on our website any amendments to, or waivers from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller that relates to any element of the “code of ethics” as defined by the SEC.

Item 11. Executive Compensation

The information in this Executive Compensation section reflects the compensation structure and policies of EVERTEC as of December 31, 2012, unless otherwise noted.

Overview of Compensation Committees

The EVERTEC Committee is responsible for recommending to our Board the general compensation philosophy and objectives, making decisions relating to the compensation of our CEO, approving the compensation of our other executive officers, and making recommendations to the EVERTEC, Inc. Committee with respect to the equity-based compensation for our executive officers and managers. The EVERTEC Committee is also charged with overseeing the risk assessment of our compensation arrangements applicable to our executive officers and other employees, and reviewing and considering the relationship between risk management policies and practices, and compensation.

The EVERTEC, Inc. Committee is responsible for the decisions related to the equity-based compensation of our CEO and other executive officers as well as the administration of EVERTEC, Inc.’s equity-based compensation plans, in which our named executive officers (“NEOs”) may participate.

Both compensation committees meet jointly and as often as necessary, but at least once each year. Although the EVERTEC, Inc. Committee and the EVERTEC Committee are primarily responsible for analyzing the compensation programs and making recommendations to our Board, both committees have the authority to hire a compensation consultant to assist them in fulfilling their duties. However, to date no compensation consultants have been retained.

The Compensation Discussion and Analysis below describes our compensation objectives, practices and philosophy with respect to our NEOs for the fiscal year ended December 31, 2012.

Compensation Discussion and Analysis

Our NEOs at December 31, 2012 are the following:

Named executive officers	Title

Peter Harrington (1)	President and Chief Executive Officer
Juan J. Román (2)	Executive Vice President and Chief Financial Officer
Philip E. Steurer (3)	Executive Vice President and Chief Operating Officer
Miguel Vizcarrondo (4)	Executive Vice President, Head of Merchant Acquiring Business and Payment Processing
Carlos J. Ramírez	Executive Vice President, Head of Business Solutions
Félix M. Villamil (5)	Former President and Chief Executive Officer; Current Vice Chairman of the Board

(1)	Mr. Harrington was appointed as CEO on February 22, 2012.
(2)	Mr. Román was appointed as CFO on August 1, 2011.
(3)	Mr. Steurer was appointed as Chief Operating Officer on August 1, 2012.
(4)	Mr. Vizcarrondo served as Senior Vice President until February 22, 2012 when he was promoted to Executive Vice President.
(5)

Mr. Villamil served as EVERTEC’s President and Chief Executive Officer until February 22, 2012. Mr. Villamil has assumed the role of Vice Chairman of the Board and continues to serve as a member of our Board.

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

Our CEO is not permitted to attend any meetings of the EVERTEC Committee or the EVERTEC, Inc. Committee where the CEO’s performance or compensation is discussed, unless specifically invited by the committee.

Executive Compensation Program

On an annual basis, the EVERTEC and EVERTEC, Inc. Committees may conduct a comprehensive review of the executive compensation philosophy and objectives, and could make changes they consider appropriate following, as applicable, the general compensation practices in the processing industry and the prevailing economic scenarios in the countries in which we do business.

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

Annual base salary for our NEOs is subject to annual review by the EVERTEC Committee for possible increase at the Board’s sole discretion. In reviewing base salaries, the EVERTEC Committee may consider (i) changes in individual responsibility; (ii) internal analysis of the executive’s compensation, both individually and relative to other officers; and (iii) the individual performance of the executive.

Performance-Based Incentive Compensation

Annual Bonus

Our NEOs are generally eligible to earn annual bonus incentive payments based on performance against measurable annual financial goals and on a discretionary element. This annual incentive payment is contingent upon attainment of the Company’s budgeted Adjusted EBITDA and the achievement of qualitative and quantitative performance goals as established by our Board.

The annual cash incentive is intended to focus the entire organization on the budgeted Adjusted EBITDA. The EVERTEC Committee uses Adjusted EBITDA as the performance goal because it is a critical metric used by management to direct and measure our business performance and achievement of strategy goals. We believe that this measure is clearly understood by both our employees and EVERTEC, Inc.’s stockholders, and that achievement of the stated goal is a key component in the creation of long-term value for our parent company and its stockholders. For 2012, our Board established an Adjusted EBITDA performance goal of $172.3 million. Reported actual Adjusted EBITDA was $169.6 million for the year ended December 31, 2012. As a result, for 2012 the EVERTEC Committee approved annual incentive payouts to our NEOs who were eligible to receive annual bonuses for 2012 at an average of 93% based on the Company’s 2012 financial and operating performance and individual executive performance.

The annual incentive, as mentioned above, is divided into two elements, a performance-based element and a discretionary element, neither of which are payable unless approved by our Board. The performance-based element is based on the budgeted Adjusted EBITDA and the discretionary element is based on the EVERTEC Committee’s assessment of the individual employee’s performance. In assessing the individual performance of our NEOs, the EVERTEC Committee, in its discretion, considers recommendations of our CEO (except in determining the CEO’s own bonus) and the following list of factors (this list is not exclusive) and makes its determinations as of the date the bonus is payable: (i) achievement of internal financial and operating targets, (ii) improvement of management and (iii) organizational capabilities and implementation of long-term strategic plans.

The target bonus percentage (which is segregated between the percentage applied to the performance-based element and to the discretionary element) for our NEOs is established in their employment agreements, which are summarized below under “Employment Agreements” following the “Summary Compensation” Table.

The target annual cash bonus, and the performance-based and discretionary elements, for each NEO as a percentage of salary were as follows:

Named executive officers	Target bonus percentage	Performance-based	Discretionary

Peter Harrington (1)	100%	—	100%
Juan J. Román	75%	50%	25%
Philip E. Steurer (2)	75%	—	75%
Miguel Vizcarrondo	75%	30%	45%
Carlos J. Ramírez	75%	30%	45%
Félix M. Villamil (3)	n/a	n/a	n/a

(1)	With respect to fiscal year 2012, Mr. Harrington’s employment agreement provides the executive can earn a bonus of up to 50% of his annual base salary.
(2)	In the case of Mr. Steurer, in connection with his hire on August 1, 2012, his 2012 annual bonus amount of $100,000 was specified in his employment agreement.
(3)

In connection with Mr. Villamil’s transition from President and Chief Executive Officer to Vice Chairman of the Board, EVERTEC and Mr. Villamil entered into a modification agreement which is summarized below under “CEO Compensation”. In accordance with the modification agreement, Mr. Villamil was not eligible to receive an annual bonus payment.

2010 Equity Incentive Plan

On September 30, 2010, the board of directors of Holdings adopted the Carib Holdings, Inc. 2010 Equity Incentive Plan (as amended and restated, as described below, the “Equity Incentive Plan” or “Plan”). Holdings reserved 2,921,604 shares of its Class B Non-Voting Common Stock for issuance upon exercise and grants of stock options, restricted stock and other equity awards under the Equity Incentive Plan. In connection with the Reorganization, on April 17, 2012 (i) the Equity Incentive Plan was amended and assumed by EVERTEC, Inc., (ii) each of the then outstanding stock options to purchase shares of Holdings’ Class B Non-Voting Common Stock (including, without limitation, those described in this section) became a stock option to purchase the same number and class of shares of EVERTEC Inc.’s Class B Non-Voting Common Stock, in each case on the same terms (including exercise price) as the original stock option and (iii) each of the then outstanding shares of restricted stock of Holdings (including, without limitation, those described in this section) was converted into the same number of shares of restricted stock of EVERTEC, Inc. The purpose of the Equity Incentive Plan is to provide a means through which EVERTEC and its subsidiaries may attract and retain key personnel and whereby its directors, managers, officers, employees, consultants and advisors can acquire and maintain an equity interest in EVERTEC or be paid incentive compensation, thereby strengthening their commitment to the welfare of EVERTEC and its subsidiaries and aligning their interests with those of EVERTEC stockholders. The EVERTEC, Inc. board of directors was in charge of administering the Equity Incentive Plan until May 31, 2012 when it delegated this responsibility to the EVERTEC, Inc. Committee.

This Item 11 “Executive Compensation” section assumes that EVERTEC, Inc. had adopted the Equity Incentive Plan as of September 30, 2010.

Equity awards are generally awarded to executives upon commencement of employment or in connection with promotions. Awards typically take the form of stock options with a mix of time-based and performance-based vesting.

Subject to the terms and conditions set forth in the respective stock option agreement and the Equity Incentive Plan, EVERTEC, Inc. granted Plan participants the right to purchase shares of EVERTEC, Inc. Class B Non-Voting Common Stock in three vesting tranches as follows: (i) Tranche A options will generally vest in five equal installments; (ii) Tranche B options will vest at such time as the Investor Internal Rate of Return (“IRR”) equals or exceeds 25% based on cash proceeds received by the Investor, and (iii) Tranche C options will vest at such time as the IRR equals or exceeds 30% based on cash proceeds received by the Investor; provided, that, the participant is then employed by us or an affiliate. Notwithstanding the vesting provision of the stock options, the awards will only because exercisable upon the earlier to occur of a change of control or an initial public offering of EVERTEC, Inc.

On February 22, 2012, in connection with his employment, Mr. Harrington and EVERTEC, Inc. entered into a stock option agreement (the “Harrington Option Agreement”), in accordance with the Equity Incentive Plan. The Harrington Option Agreement provides for a grant of 350,000 options, of which 116,667 are Tranche A options, 116,667 are Tranche B options and 116,666 are Tranche C options that vest upon the attainment of certain performance criteria as described above, each with an exercise price of $9.66 per share. Mr. Harrington and EVERTEC, Inc. also entered into a Subscription Agreement, dated as of February 22, 2012, pursuant to which Mr. Harrington purchased 14,646 shares of Class B Non-Voting Common Stock of EVERTEC, Inc. In addition, Mr. Harrington and EVERTEC, Inc. also entered into a restricted stock agreement, dated as of February 22, 2012, pursuant to which Mr. Harrington was granted 14,646 restricted shares of Class B Non-Voting Common Stock of EVERTEC, Inc., which vest on the earlier to occur of (i) the date that Mr. Harrington receives a bonus in respect of 2012 from EVERTEC and (ii) May 1, 2013, subject to Mr. Harrington’s continuous service on the applicable vesting date. The restricted shares were granted to Mr. Harrington outside the Plan but will be subject to the terms and conditions of the Plan.

Also, on February 22, 2012, in connection with his promotion to Executive Vice President, Mr. Vizcarrondo was granted an additional 10,000 options: 3,334 Tranche A options, 3,333 Tranche B options and 3,333 Tranche C options in accordance with the Equity Incentive Plan, each with an exercise price of $9.66 per share. The Tranche A options vest in four equal installments and the Tranche B and C options vest upon the attainment of certain performance criteria.

On August 1, 2012, in connection with his employment, Mr. Steurer and EVERTEC, Inc. entered into a stock option agreement, in accordance with the Equity Incentive Plan. Mr. Steurer’s option agreement provides for a grant of 150,000 options, of which 50,000 Tranche A options vest in five equal installments and 50,000 Tranche B options and 50,000 Tranche C options vest upon the attainment of certain performance criteria, each with an exercise price of $12.08 per share. Mr. Steurer and EVERTEC, Inc. also entered into a Subscription Agreement, dated as of August 1, 2012, pursuant to which Mr. Steurer purchased 16,556 shares of Class B Non-Voting Common Stock at a price of $12.08 per share.

On February 11, 2011, pursuant to a December 8, 2010 authorization by the EVERTEC, Inc. board of directors, EVERTEC, Inc. entered into stock option agreements with Mr. Vizcarrondo and Mr. Ramirez, as well as other senior executives. As to Mr. Román, on June 30, 2011, our Board approved Mr. Román’s employment agreement, which included, among other provisions, the grant of 195,000 stock options and the subscription and sale of 15,000 shares of Class B Non-Voting Common Stock.

See the “Grants of Plan Based Awards” and “Outstanding Equity Awards at Fiscal Year End” tables, as well as Note 15 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information related to share-based compensation.

For purposes of these vesting provisions, the Investor is Apollo Investment Fund VII, L.P., and the IRR is the rate of return measured in cash and any securities received by the Investor as a return on its investment in the common stock of EVERTEC, Inc.

The stock options granted to our NEOs are as follows:

Named executive officers	Total stock options	Tranche A	Tranche B	Tranche C

Peter Harrington	350,000	116,667	116,667	116,666
Juan J. Román	195,000	65,000	65,000	65,000
Philip E. Steurer	150,000	50,000	50,000	50,000
Miguel Vizcarrondo	185,296	61,766	61,765	61,765
Carlos J. Ramírez	233,728	77,910	77,909	77,909
Félix M. Villamil (1)	77,910	77,910	—	—

(1)

On February 24, 2012, EVERTEC, Inc. and Mr. Villamil entered into an amendment to his existing stock option agreement pursuant to which all unvested stock options (545,365) granted under his stock option agreement have expired. As of that date, 38,955 Tranche A options have vested. Also, pursuant to this amendment agreement Mr. Villamil was given the opportunity to vest in an additional 38,955 of Tranche A options as described below under “CEO Compensation.”

Other Compensation

Statutory Cash Bonus Payment

Each NEO received in 2012 the payment of a Christmas bonus. As a general rule, Puerto Rico law requires that employers pay employees that worked more than 700 hours in a year, an amount which cannot be less than $600.00 as a Christmas bonus, which must be paid on or before December 15. In 2012, our policy was to pay a Christmas bonus to employees in Puerto Rico in an amount equivalent to half a month’s payment of the employee’s base salary. In Costa Rica, the law requires an amount equivalent to one month of total earnings to be paid as a Christmas bonus.

Benefits and Perquisites

Our NEOs participate in the same benefit programs as the rest of our general employee population. These benefits include health insurance coverage, short-term and long-term disability insurance, and life insurance, among others. In addition, our senior executives, including our NEOs, are eligible for certain perquisites, which do not constitute a significant portion of their total compensation package. During 2012, these additional perquisites included the use of Company-owned automobiles, periodic comprehensive medical examinations, a limited number of personal tickets to events sponsored by EVERTEC and club membership fees. Also in 2012, for new expatriate executives, the Company paid for relocation and temporary lodging expenses. For 2013, we anticipate that we will maintain the same perquisites and benefits for senior executives, including our NEOs. Such benefits could be periodically reviewed based on market trends and regulatory developments.

Also, our NEOs, as all of our other employees, are eligible to participate in the EVERTEC Savings and Investment Plan. This plan is a tax-qualified retirement savings plan (similar to a 401(k) plan) to which all Puerto Rico employees are able to contribute up to $10,000 pre-tax and up to 10% after-tax of their total annual compensation. We match 50% of the employee contributions up to 3% of base salary. All matching contributions to the EVERTEC Savings and Investment Plan vest 20% each year for a five-year period.

CEO Compensation

On February 22, 2012, our Board appointed Peter Harrington as EVERTEC’s President and Chief Executive Officer. In connection with Mr. Harrington’s appointment as EVERTEC’s President and Chief Executive Officer, Mr. Harrington and EVERTEC entered into an employment agreement, dated as of February 22, 2012 (the “Harrington Employment Agreement”). The Harrington Employment Agreement provides for, among other things: (1) an annual base salary of $500,000 (which will be pro-rated for any partial calendar year), subject to annual review by our Board; and (2) an annual bonus opportunity of up to 100% of base salary contingent upon the achievement of qualitative and quantitative performance goals established by the Board (provided that Mr. Harrington’s maximum bonus opportunity for 2012 is 50% of base salary). Mr. Harrington is eligible to participate in EVERTEC’s retirement and other employee benefit plans and policies that are generally available to other executives, except severance plans or policies. EVERTEC also agreed to reimburse Mr. Harrington for reasonable costs associated with his relocation to Puerto Rico, temporary lodging and other incidental expenses.

In addition, Mr. Harrington and EVERTEC, Inc. entered into a stock option agreement and a restricted stock agreement dated as of February 22, 2012, in accordance with the Equity Incentive Plan, as discussed above. Mr. Harrington and EVERTEC, Inc. also entered into a Subscription Agreement, dated as of February 22, 2012, pursuant to which Mr. Harrington purchased 14,646 shares of Class B Non-Voting Common Stock of EVERTEC, Inc. at a price of $17.07 per share.

On February 24, 2012, EVERTEC announced that Mr. Villamil was assuming the role of Vice Chairman of the Board and would no longer serve as EVERTEC’s President and Chief Executive Officer. In connection with Mr. Villamil’s transition from President and Chief Executive Officer to Vice Chairman of the Board, EVERTEC and Mr. Villamil entered into a modification agreement and general release (the “Villamil Modification Agreement”). The Villamil Modification Agreement provides for, among other things, a payment by EVERTEC to Mr. Villamil of $2,216,170, less applicable withholding taxes. In addition, the Villamil Modification Agreement sets forth the terms of Mr. Villamil’s service with EVERTEC for the two year period following February 22, 2012, for which he will be paid $150,000 per year. Mr. Villamil will serve as an officer of EVERTEC and executive Vice Chairman of the Board until June 1, 2013 (the “Retirement Date”), at which time he will voluntarily retire from employment with EVERTEC, but will continue to serve as the non-executive Vice Chairman of the Board.

In connection with the Villamil Modification Agreement, the restricted shares of Class B Non-Voting Common Stock of EVERTEC, Inc. granted to Mr. Villamil pursuant to his restricted stock agreement will continue to vest pursuant to the terms and conditions set forth in his restricted stock agreement until the Retirement Date, at which time such restricted shares shall become fully vested and non-forfeitable, subject to Mr. Villamil’s continued employment until the Retirement Date.

The stock options granted to Mr. Villamil under his stock option agreement which had vested as of February 24, 2012 remain outstanding, however all stock options that had not vested or modified as of that date have expired. On February 24, 2012, EVERTEC, Inc. and Mr. Villamil entered into an amendment to Mr. Villamil’s stock option agreement which provides that Mr. Villamil will become vested in an additional 38,955 Tranche A options in two substantially equal installments on each of the first two anniversaries of the date on which he commences service as Vice Chairman of the Board.

Tax Deductibility of Executive Compensation

The EVERTEC Committee and EVERTEC, Inc. Committee intend that all applicable compensation payable for NEOs residing in Puerto Rico be deductible for Puerto Rican income tax purposes, unless there are valid compensatory reasons for paying non-deductible amounts in order to ensure competitive levels of total compensation.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Disclosure and Analysis be included in this Report.

THE COMPENSATION COMMITTEE

Marc E. Becker, Chairman Scott I. Ross Néstor O. Rivera

Compensation Risk Assessment

At this time, no compensation risk assessment has been performed. Existing employment and compensation arrangements were put in place in the context of the Merger without giving consideration to risk.

Summary Compensation Table

The following table summarizes the total compensation of each of our NEOs for services rendered during 2012, 2011 and for the post-Merger period from October 1 through December 31, 2010.

Name and principal position	Year	Salary	Bonus(1)	Stock awards(2)	Option awards(2)(3)	Non-equity incentive plan compensation(4)	Change in pension value and nonqualified deferred compensation earnings	All other compensation(6)	Total

Peter Harrington	2012	$413,462	$235,833	$250,007	$1,384,134	$—	$—	$79,766	$2,363,202
President and CEO

Juan J. Román	2012	375,000	15,625	—	—	262,500	—	35,997	689,122
Executive Vice President and CFO	2011	151,442	6,250	—	534,300	109,375	—	495	801,862

Philip E. Steurer	2012	93,096	100,000	—	327,800	—	—	28,645	549,541
Executive Vice President and COO

Miguel Vizcarrondo	2012	227,731	9,792	—	38,734	164,500	—	50,697	491,454
Executive Vice President,	2011	190,000	7,917	—	535,821	121,600	—	8,813	864,151
Head of Merchant Acquiring Business and Payment Processing	2010	48,885	450,719	—	—	275,588	—	1,800	776,992

Carlos J. Ramírez	2012	235,000	9,792	—	—	164,500	—	61,070	470,362
Executive Vice President,	2011	235,000	9,792	—	714,429	150,400	—	7,875	1,117,496
Head of Business Solutions	2010	58,750	830,621	—	—	92,689	—	2,354	984,414

Félix M. Villamil (5)	2012	207,885	81,500	—	—	—	—	3,035,105	3,324,490
Former President and Chief Executive Officer;	2011	500,000	320,833	800,000	1,786,072	—	—	186,949	3,593,854
Current Vice Chairman of the Board	2010	125,000	17,375	—	—	196,875	—	185,920	525,170

(1)

Includes Christmas bonus equivalent to half a month payment of the employee’s base salary in accordance with general practice applicable to EVERTEC employees working in Puerto Rico, which was paid on December 1, 2012. Also, includes for Mr. Steurer the annual bonus that was specified under his employment agreement and Mr. Harrington’s discretionary annual bonus.

(2)

Aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of assumptions made in the valuation of awards, refer to Note 15 of the Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual Report on Form 10-K.

(3)

Aggregate grant date fair value computed in accordance with FASB ASC Topic 718 related to Tranche A, Tranche B and Tranche C options. As previously described, NEO’s have the right to purchase shares of EVERTEC, Inc. Class B Non-Voting Common Stock in three tranches. EVERTEC recognizes share-based compensation related to Tranche A, but not to Tranche B and C options as vesting is not considered probable.

(4)	Includes annual performance bonus.
(5)

On February 24, 2012, Mr. Villamil assumed the role of Vice Chairman of the Board and no longer served as an officer of EVERTEC. Accordingly, the amounts reported above relate to the compensation received as an officer of EVERTEC and as Vice Chairman of the Board.

(6)	Other annual compensation consists of the following:

Name and principal position	Year	Car(7)	Matching contributions to defined contribution plans(8)	Rent	Other(9)	Total
Peter Harrington	2012	$14,167	$2,901	$36,000	$26,698	$79,766
President and CEO

Juan J. Román	2012	11,200	4,411	—	20,386	35,997
Executive Vice President and CFO	2011	—	495	—	—	495

Philip E. Steurer	2012	4,583	—	17,733	6,329	28,645
Executive Vice President and COO

Miguel Vizcarrondo	2012	17,533	—	—	33,164	50,697
Executive Vice President,	2011	8,813	—	—	—	8,813
Head of Merchant Acquiring Business and Payment Processing	2010	1,800	—	—	—	1,800

Carlos J. Ramírez	2012	18,375	—	—	42,695	61,070
Executive Vice President,	2011	7,875	—	—	—	7,875
Head of Business Solutions	2010	2,354	—	—	—	2,354

Félix M. Villamil	2012	56,667	6,500	—	2,971,938	3,035,105
Former President and Chief Executive Officer;	2011	15,920	1,029	—	170,000	186,949
Current Vice Chairman of the Board	2010	15,920	—	—	170,000	185,920

(7)	Annual car-value depreciation as recognized in the financial statements for each of the years listed.
(8)	Matching contributions made by EVERTEC as part of 401(k)/1165(e) plan benefits.
(9)

Other compensation for 2012 principally relates to an equitable adjustment to stock options previously granted pursuant to the Plan payable in the form of a one-time cash bonus to holders of vested options in the amount of $1.37 per share. Mr. Villamil’s other compensation for 2012 relates to a payment of $2,216,170 in connection with his modification agreement, $592,800 related to a distribution made by the Company on May 9, 2012 on its restricted stock of $7.41 per share and $162,968 related to the one-time cash bonus made on December 21, 2012 on its restricted stocks and vested stock options, as explained above.

Grants of Plan-Based Awards

The following table sets forth certain information for plan-based awards granted to each of our NEOs for the year ended December 31, 2012.

		Estimated future payouts under non-equity incentive plan awards (1)		Estimated future payouts under equity incentive target (#)
Name executive officers	Grant date	Target ($)	Maximum($)	Target (#)	All other stock awards: number of shares of stock or units (#)	All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Market price on the date of the grant ($/Sh) (2)	Grant date fair value of stock and option awards

Peter Harrington	February 22, 2012	—	—
Restricted shares					14,646		$9.66	$17.07	$250,007
Tranche A						116,667	9.66	17.07	519,635
Tranche B				116,667			9.66	17.07	442,168
Tranche C				116,666			9.66	17.07	422,331

Juan J. Román	February 22, 2012	$262,500	$281,250

Philip E. Steurer	August 1, 2012	—	—
Tranche A						50,000	12.08	12.08	134,300
Tranche B				50,000			12.08	12.08	100,000
Tranche C				50,000			12.08	12.08	93,500

Miguel Vizcarrondo	February 22, 2012	$164,500	$176,250
Tranche A						3,334	9.66	17.07	14,036
Tranche B	February 22, 2012			3,333			9.66	17.07	12,632
Tranche C				3,333			9.66	17.07	12,065

Carlos J. Ramírez	February 22, 2012	$164,500	$176,250

Félix M. Villamil

(1)	Maximum amounts reported are based on the amount determined by their employment agreements.
(2)

There is not active market value for the EVERTEC, Inc. Class B Non-Voting Common Stock, therefore the fair value of the common stock underlying stock-based compensation awards is determined by the Board using an internal valuation. See Note 15 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information related to share-based compensation.

Employment Agreements

We generally enter into employment agreements with our executives upon commencement of employment.

We entered into an employment agreement with Mr. Harrington on February 22, 2012 with a term ending on February 22, 2017, with Mr. Steurer on August 1, 2012 with a term ending on August 1, 2017. We entered into an employment agreement with Mr. Román on June 30, 2011 with a term ending on June 30, 2016. On October 1, 2010, we entered into employment agreements with Messrs. Ramírez and Vizcarrondo, each with a term ending on October 1, 2015.

Peter Harrington. The terms of Mr. Harrington’s employment agreement as in effect as of December 31, 2012 provided for, among other things, (1) an annual base salary of $500,000; and (2) an annual bonus with a target of up to 100% of Mr. Harrington’s annual base salary contingent upon the achievement of qualitative and quantitative performance goals established by the Board, provided that with respect to fiscal year 2012, will be eligible to an the annual bonus up to 50% of the annual salary. Mr. Harrington is eligible to participate in our retirement and other employee benefit plans and policies that we make generally available to our other executives, except severance plans or policies, and is entitled to directors and officers insurance coverage.

Juan J. Román. The terms of Mr. Román’s employment agreement provide for, among other things, (1) an annual base salary of $375,000; and (2) an annual bonus with a target of up to 75% of Mr. Román’s annual base salary, consisting of a bonus of 50% of base salary contingent on EVERTEC’s attainment of our annual budget as established by the Board and a bonus of 25% of base salary contingent on the achievement of qualitative and quantitative performance goals established by the Board. Mr. Román is eligible to participate in our retirement and other employee benefit plans and policies that we make generally available to our other executives, except severance plans or policies, and is entitled to directors and officers insurance coverage.

Philip E. Steurer. The terms of Mr. Steurer’s employment agreement provide for, among other things, (1) an annual base salary of $235,000; and (2) an annual bonus with a target of up to 75% of Mr. Steurer’s annual base salary contingent upon the achievement of qualitative and quantitative performance goals established by the Board. Mr. Steurer is eligible to participate in our retirement and other employee benefit plans and policies that we make generally available to our other executives, except severance plans or policies, and is entitled to directors and officers insurance coverage.

Miguel Vizcarrondo. The terms of Mr. Vizcarrondo’s employment agreement (as amended on February 22, 2012) provide for, among other things, (1) an annual base salary of $235,000; and (2) an annual bonus with a target of up to 75% of Mr. Vizcarrondo’s annual base salary, consisting of a bonus of 30% of base salary contingent on EVERTEC’s attainment of our annual budget as established by our Board and a bonus of 45% of base salary contingent on the achievement of certain other qualitative and quantitative performance goals established by the Board. Mr. Vizcarrondo is eligible to participate in our retirement and other employee benefit plans and policies that we make generally available to our other executives, except severance plans or policies, and is entitled to directors and officers insurance coverage.

Carlos J. Ramírez. The terms of Mr. Ramírez’s employment agreement provide for, among other things, (1) an annual base salary of $235,000; and (2) an annual bonus with a target of up to 75% of Mr. Ramírez’s annual base salary, consisting of a bonus of 30% of base salary contingent on EVERTEC’s attainment of our annual budget as established by the Board, a bonus of 25% of base salary contingent on the achievement of certain financial performance goals for the business lines over which he is responsible and a bonus of 20% of base salary contingent on the achievement of qualitative and quantitative performance goals established by the Board. Mr. Ramírez is eligible to participate in our retirement and other employee benefit plans and policies that we make generally available to our other executives, except severance plans or policies, and is entitled to directors and officers insurance coverage.

2010 Equity Incentive Plan

We maintain the Equity Incentive Plan which became effective on September 30, 2010. The purpose of the Plan is to provide a means for us to attract and retain key personnel and for our managers, officers, employees, consultants and advisors to acquire and maintain an equity interest in our company, thereby strengthening their commitment to our welfare and aligning their interests with those of our ultimate parent’s stockholders.

The Plan will terminate automatically on September 30, 2020. No awards will be granted under the Plan after that date, but awards granted prior to that date may extend beyond that date. Our Board may amend, alter, suspend, discontinue, or terminate the Plan or any portion thereof at any time.

Awards. Under the Plan, awards of stock options, including both incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, stock bonus awards and performance compensation awards may be granted.

Eligibility. Our employees, consultants and managers and those of our affiliated companies, as well as those whom we reasonably expect to become our employees, consultants and managers or those of our affiliated companies are eligible for awards, provided that incentive stock options may be granted only to employees. A written agreement between us and each participant will evidence the terms of each award granted under the Plan.

Shares Subject to the Plan. The shares that may be issued pursuant to awards will be our Class B Non-Voting Common Stock, $0.01 par value per share, and subject to adjustment for certain corporate events, the maximum aggregate number of shares available for issuance under the Plan is 2,921,604 shares.

If any award under the Plan expires or otherwise terminates, in whole or in part, without having been exercised in full, the common stock withheld from issuance under that award will become available for future issuance under the Plan. If shares issued under the Plan are reacquired by us pursuant to the terms of any forfeiture provision, those shares will become available for future awards under the Plan.

Administration. Our Board, or a committee of members of our Board appointed by our Board, may administer the Plan (such administrator, the “administrator.”) Among other responsibilities, the administrator selects participants from among the eligible individuals, determines the number of common stock that will be subject to each award and determines the terms and conditions of each award, including exercise price, methods of payment and vesting schedules.

Stock Options. Incentive and nonqualified stock options may be granted under the Plan. Employees, directors, managers, consultants and those whom the administrator reasonably expects to become employees, directors, managers and consultants may be granted nonqualified stock options, but only employees may be granted incentive stock options. The administrator determines the exercise price of stock options granted under the Plan. The exercise price of an incentive or nonqualified stock option will be at least 100% (and in the case of an incentive stock option granted to a more than 10% shareholder, 110%) of the fair market value of the common stock subject to that option on the date that option is granted.

Stock Appreciation Rights. The administrator may, in its discretion, grant stock appreciation rights to participants. Generally, stock appreciation rights permit a participant to exercise the right and receive a payment equal to the value of the appreciation of our common stock over a span of time in excess of the fair market value of the common stock on the date of grant of the stock appreciation right. Stock appreciation rights may be settled in shares, cash or a combination thereof. The strike price per common share for each stock appreciation right will not be less than 100% of the fair market value per share as of the date of grant. The administrator determines the rate at which stock appreciation rights vest and any other conditions with respect to exercise of stock appreciation rights granted under the Plan.

Restricted Awards. The administrator may grant restricted awards, including both restricted stock and restricted stock units (a hypothetical account that is paid in the form of common stock or cash). The administrator will determine, in its sole discretion, the terms of each award. Subject to the terms of the award, the participant generally shall have the rights and privileges of a shareholder with respect to the restricted stock, including the right to vote the shares and the right to receive dividends. A restricted award may, but need not, provide that the restricted award may not be sold, assigned, pledged or transferred during the restricted period. The administrator may also require recipients of restricted stock to execute escrow agreements whereby the company would hold the restricted stock pending the release of any applicable restrictions.

Stock Bonus Awards. The administrator may issue unrestricted common stock, or other awards denominated in common stock, under the Plan to eligible persons, either alone or in tandem with other awards, in such amounts as the administrator shall from time to time in its sole discretion determine. Each stock bonus award granted under the Plan will be subject to such conditions not inconsistent with the Plan as may be reflected in the applicable award agreement.

Performance Compensation Awards. The administrator has the authority, at the time of grant of any award, to designate such award as a performance compensation award that is subject to the achievement of one or more performance goals.

Adjustments in Capitalization. Subject to the terms of an award agreement, in the event of certain corporate events, such as a dividend or distribution, recapitalization, stock split, reverse stock split, reorganization, merger, amalgamation, consolidation, combination, exchange or other relevant changes in capitalization, appropriate equitable adjustments or substitutions will be made to the number of common stock under, and the share terms of, the Plan and the awards granted thereunder, including the maximum number of common stock reserved for issuance under the Plan, and the number, price or kind of shares other consideration subject to awards to the extent necessary to preserve the economic intent of the award. In addition, subject to the terms of an award agreement, upon the occurrence of such events, the administrator may cancel outstanding awards and cause participants to receive, in cash, shares or a combination thereof, the value of the awards.

Change in Control. In the event of a “change in control” (as defined in the Plan), the administrator may provide that all options and stock appreciation rights granted under the Plan will become fully vested and immediately exercisable and any restricted period imposed upon restricted awards will expire immediately (including a waiver of applicable performance goals). Accelerated exercisability and lapse of restricted periods will, to the extent practicable, occur at a time which allows participants to participate in the change in control. In the event of a change in control, all incomplete performance periods will end, the administrator will determine the extent to which performance goals have been met, and such awards will be paid based upon the degree to which performance goals were achieved.

Termination of Employment or Service. Unless otherwise provided by the administrator in an award agreement: (i) the unvested portion of an option or stock appreciation right shall expire upon termination of employment or service of the participant granted the option or stock appreciation right, and the vested portion of such option or stock appreciation right shall remain exercisable for (A) one year following termination of employment or service by reason of such participant’s death or disability, but not later than the expiration of the exercise period or (B) 90 days following termination of employment or service for any reason other than such participant’s death or disability, and other than such participant’s termination of employment or service for “cause” (as defined in the Plan), but not later than the expiration of the exercise period and (ii) both the unvested and the vested portion of an option or stock appreciation right shall expire upon the termination of the participant’s employment or service for cause. With respect to restricted stock and restricted stock units, unless otherwise provided by the administrator in an award agreement, the unvested portion of restricted stock and restricted stock units shall terminate and be forfeited upon termination of employment or service of the participant.

Nontransferability. In general, each award granted under the Plan may be exercisable only by a participant during the participant’s lifetime or, if permissible under applicable law, by the participant’s legal guardian or representative. Except in very limited circumstances, no award may be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution, and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance will be void and unenforceable against us. However, the designation of a beneficiary will not constitute an assignment, alienation, pledge, attachment, sale, transfer or encumbrance.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards for our NEOs as of December 31, 2012.

	Option awards					Stock awards
Name executive officers	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable(1)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (2)	Market value of shares or units of stock that have not vested ($)		Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Peter Harrington	—	350,000	—	$9.66	February 22, 2022	14,646	$205,776	(3)	—	—
Juan J. Román	—	195,000	—	2.59	June 30, 2021	—	—		—	—
Philip E. Steurer	—	150,000	—	12.08	August 1, 2022	—	—		—	—
Miguel Vizcarrondo	—	175,296	—	2.59	September 30, 2020	—	—		—	—
	—	10,000	—	9.66	September 30, 2021	—	—		—	—
Carlos J. Ramírez	—	233,728	—	2.59	September 30, 2020	—	—		—	—
Félix M. Villamil	—	77,910	—	2.59	September 30, 2020	36,936	518,951	(3)	—	—

(1)

Includes unexercisable options related to the three tranches: (i) Tranche A options that will vest in five equal installments, except for 38,955 options of Mr. Villamil that will vest in two years and Mr. Vizcarrondo’s options granted on February 22, 2012 that will vest in four years ; (ii) Tranche B options that will vest at such time as the IRR equals or exceeds 25% based on cash proceeds received by the Investor, and (iii) Tranche C options that vest at such time as the IRR equals or exceeds 30% provided, that, the participant is then employed by us or an affiliate. During 2012, for Tranche B and C the Company did not recognize share-based compensation expense as vesting was not considered probable. As of December 31, 2012, Messrs. Román, Vizcarrondo, Ramirez, and Villamil had become vested in 13,000, 24,207, 31,164 and 38,955 Tranche A options respectively. However, these options will remain unexercisable until the occurrence of a change of control or an initial public offering of EVERTEC, Inc.

(2)

Mr. Harrington’s restricted shares of EVERTEC, Inc.’s Class B Non-Voting Common Stock will vest on the date Mr. Harrington is paid a bonus for 2012 (or May 1, 2013, if earlier), while Mr. Villamil’s restricted shares will vest in bi-weekly equal installments until May 2013.

(3)	There is not an active market value for the EVERTEC, Inc.’s Class B Non-Voting Common Stock, therefore a $14.05 value per share was established at December 31, 2012 based on an internal valuation.

Option Exercises and Stock Vested

No stock options were exercised by our NEOs for the year ended December 31, 2012. Stock awards vested for the year ended December 31, 2012 are as follow:

Stock awards
Name executive officers	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Peter Harrington	—	$—
Juan J. Román	—	—
Philip E. Steurer	—	—
Miguel Vizcarrondo	—	—
Carlos J. Ramírez	—	—
Félix M. Villamil (1)	43,064	605,049

(1)	The value realized on vesting was calculated using the estimated market value of the underlying shares of EVERTEC, Inc. as of December 31, 2012.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide defined benefit pension benefits or non-qualified deferred compensation.

Potential Payments upon Termination or Change in Control

We do not have change-in-control agreements with our NEOs. Nevertheless, our NEO’s stock option agreements provide that in the event of a change in control of EVERTEC Group, any Tranche A options that have not become vested at the time of such change in control shall become vested on the first anniversary of such change in control. Also, in the event the NEO’s employment with the Company is terminated by the Company without “cause” (as defined below) or by the NEO for “good reason” (as defined below) prior to such first anniversary date, such Tranche A options shall automatically become vested prior to the date of such termination. For purposes of the NEO’s stock option agreement, a “change-in-control” is deemed to occur upon (1) the consummation of a sale of EVERTEC, Inc.; or (2) any transaction or series of related transactions in which Apollo Investment Fund VII, L.P., or any other investment fund or vehicle managed by Apollo Management or any of its affiliates, successors or assigns, sells at least 50% of the common stock of EVERTEC, Inc. directly or indirectly acquired by Apollo Investment Fund VII, L.P. and its affiliates and the investment funds and vehicles managed by Apollo Management or any of its affiliates, and at least 50% of the aggregate of all investments in shares of any EVERTEC, Inc. capital stock made by such entities on or after September 30, 2010, but excluding any common stock purchased on any securities exchange or national market system after an initial public offering or any investment originally made in a person other than EVERTEC, Inc. or one of its subsidiaries. However, any acquisition by Apollo Investment Fund VII, L.P., or any other investment fund or vehicle managed by Apollo Management or any of its affiliates, successors or assigns, or by Popular, EVERTEC, Inc., or any affiliate of any of them, will not be deemed to result in a change in control.

Potential Payments Upon Termination of Employment

Upon termination of employment for any reason, including death or disability, each of Messrs. Harrington, Román, Steurer, Vizcarrondo and Ramírez would be entitled to receive his accrued but unpaid salary, any unpaid bonus earned for any fiscal year ended before the date of termination, and unpaid expense reimbursements, and any vested payments or benefits to which he may be entitled under our benefit plans or applicable law. We refer to the NEOs entitlements in the preceding sentence collectively as our “Accrued Obligations.”

Upon termination by us without “cause” or resignation for “good reason” (both as defined below), in addition to the Accrued Obligations, Messrs. Vizcarrondo and Ramírez would be entitled to receive a lump sum severance payment pursuant to Puerto Rico’s Law 80 severance formula in force at signage date. Upon termination by us without cause or resignation for good reason, in addition to the Accrued Obligations, Mr. Román and Mr. Steurer would be entitled to receive a lump sum severance payment equal to one year’s base salary.

Upon termination by us without cause or resignation for good reason, in addition to the Accrued Obligations, Mr. Harrington would be entitled to receive a lump sum severance payment equal to the sum of the his annual base salary and maximum bonus.

If Mr. Román, Vizcarrondo or Ramírez were terminated by us without cause or he resigned for good reason after September 30 of any year, he would also be entitled to receive a prorated amount of his annual bonus for that year based on the number of days elapsed, referred to as a “Prorated Bonus.” If employment were terminated due to our non-extension of the employment agreement, the executive would be entitled to receive the Accrued Obligations, his Prorated Bonus, and a continuation of his base salary for six months.

For Mr. Harrington and Mr. Steurer, if employment were terminated due to our non-extension of the employment agreement, the executive would be entitled to receive the Accrued Obligations. The executive would be required to sign a separation agreement and general release of claims against us and our affiliates as a condition to his entitlement to receive any severance payment or salary continuation from us under his employment agreement.

Messrs. Harrington’s, Román’s, Steurer’s, Vizcarrondo’s and Ramírez’s employment agreements also would restrict them from (i) competing with us for twelve months following termination, (ii) soliciting any of our employees, customers or other business relations for twelve months following termination, and (iii) disparaging us at any time following termination.

The NEO employment agreements generally define “cause” as any of the following:

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

•	continued willful failure to substantially perform the duties of his position, if not cured (if curable) by the executive within 15 days following the receipt of written notice from us; or

•	in the case of expatriates, failure to relocate the primary residence in Puerto Rico within six months following the effective date of the employment contract.

For purposes of his employment agreement the NEO would generally have “good reason” to terminate his employment if, without written consent, any of the following events occurred that are not cured by us within 30 days of written notice specifying the occurrence of such event, which notice must be given by the NEO to us within 30 days following his knowledge of the occurrence of the good reason event:

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

•

other than with respect to Messrs. Harrington and Steurer, the relocation of the NEO’s primary office to a location more than 25 miles from the prior location that materially increases his commute to work; or

•	the failure of any successor to all or substantially all of EVERTEC’s assets to assume the NEO’s employment agreement.

Regardless of the circumstances pursuant to which NEOs terminate their employment with us, they are entitled to receive certain amounts earned during their employment.

The following table sets forth the compensation that each NEO would have been entitled to receive upon termination of employment, assuming termination of employment as of December 31, 2012.

Name and position	Severance payment	Other cash payments (2)	Accelerated vesting of outstanding option awards ($)(3)

Peter Harrington
President and CEO
Resignation without good reason/Termination with cause	$—	$—	$—
Resignation with good reason/Termination without cause(1)	750,000	—	1,639,171
Death or disability	—	—	—
Change in control	—	—	1,639,171

Juan J. Román
Executive Vice President and CFO
Resignation without good reason/Termination with cause	—	—	—
Resignation with good reason/Termination without cause(1)	375,000	281,250	730,600
Death or disability	—	—	—
Change in control	—	—	730,600

Philip E. Steurer
Executive Vice President and COO
Resignation without good reason/Termination with cause	—	—	—
Resignation with good reason/Termination without cause(1)	235,000	100,000	702,500
Death or disability	—	—	—
Change in control	—	—	702,500

Miguel Vizcarrondo
Executive Vice President,
Head of Merchant Acquiring Business and Payment Processing
Resignation without good reason/Termination with cause	—	—	—
Resignation with good reason/Termination without cause(1)	347,981	176,250	527,714
Death or disability	—	—	—
Change in control	—	—	527,714

Carlos J. Ramírez
Executive Vice President,
Head of Business Solutions
Resignation without good reason/Termination with cause	—	—	—
Resignation with good reason/Termination without cause(1)	524,231	176,250	656,781
Death or disability	—	—	—
Change in control	—	—	656,781

(1)

Mr. Harrington’s severance payment is an amount equal to his annual base salary and maximum bonus. Mr. Steurer’s and Mr. Román’s severance payments are equal to one year’s base salary. Mr. Vizcarrondo and Mr. Ramírez would receive severance calculated under Puerto Rico’s Law 80.

(2)

Other cash payment amounts include the equivalent of the annual bonus that the NEO would have been entitled to receive in respect of 2012 based on the determination of the Board, except for Mr. Harrington, that was included as severance payment based on his employment agreement.

(3)

Subject to the NEO’s Stock Option Agreement, the unvested Tranche A options shall become vested under certain circumstances as described above in the narrative “Potential Payments upon Termination or Change in Control.” Amounts reported are based on Tranche A unvested options and the ‘market value’ of EVERTEC Inc.’s Class B Non-Voting Common Stock at December 31, 2012.

Managers Compensation in Fiscal Year 2012

The following table sets forth the compensation paid for the year ended December 31, 2012 to our managers for their service.

Name	Fees earned or paid in cash ($)	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
Marc E. Becker	$—	$—	$—	$—	$—	$—	$—
Jorge Junquera	—	—	—	—	—	—	—
Nathaniel J. Lipman	45,000	—	—	—	—	—	45,000
Matthew H. Nord	—	—	—	—	—	—	—
Richard L. Carrión Rexach	—	—	—	—	—	—	—
Néstor O. Rivera	—	—	—	—	—	—	—
Scott I. Ross	—	—	—	—	—	—	—
Thomas M. White	45,000	—	—	—	—	—	45,000

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2012, compensation-related decisions with respect to our NEOs were made by the Board and EVERTEC, Inc.’s board of directors, the members of which include Messrs. Becker and Ross, each of whom is a partner and officer of certain affiliates of Apollo, which acquired an approximately 51% indirect ownership interest in us as part of the Merger. Other than Mr. Villamil, who served as our President and CEO until February 22, 2012, none of our managers has ever been one of our officers or employees. During 2012 none of our managers had any relationship that requires disclosure in this Annual Report on Form 10-K as a transaction with a related person. During 2012, none of our executive officers served as a member of the compensation committee of another entity, any of whose executive officers served on our Board, and none of our executive officers served as a manager or director of another entity, any of whose executive officers served on our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our issued and outstanding voting limited liability company membership units are indirectly owned by EVERTEC, Inc.

Pursuant to EVERTEC, Inc.’s amended and restated certificate of incorporation, EVERTEC, Inc. has two classes of common stock, Class A Common Stock, which has voting rights and Class B Non-Voting Common Stock, which does not have voting rights, each with a par value of $0.01 per share. The following table sets forth information regarding the beneficial ownership of the common stock of EVERTEC, Inc. as of March 8, 2013, by (1) each person known by us to beneficially own more than 5% of the Class A Common Stock of EVERTEC, Inc., (2) each of our named executive officers, (3) each member of the Board and (4) all of our executive officers and members of the Board as a group. As of March 8, 2013, there were 36,423,072 shares of common stock of EVERTEC, Inc. outstanding, consisting of 36,033,124 shares of Class A Common Stock and 389,948 shares of Class B Non-Voting Common Stock.

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

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock of EVERTEC, Inc. shown as beneficially owned by them.

	Shares beneficially owned
Name of beneficial owner	Shares	Percent of class

Class A Common Stock
AP Carib Holdings, Ltd.(1)	18,376,893	51%
Popular, Inc.(2)	17,656,231	49%

Class B Non-Voting Common Stock
Peter Harrington(3)	29,292	7.51%
Juan J. Román(4)	15,000	3.85%
Philip E. Steurer(5)	16,556	4.25%
Carlos Ramírez(6)	18,500	4.74%
Miguel Vizcarrondo(7)	13,400	3.44%
Félix M. Villamil(8)	80,000	20.52%

Marc E. Becker(9)	—	—
Jorge Junquera (10)	—	—
Nathaniel J. Lipman(11)	—	—
Matthew H. Nord (9)	—	—
Richard L. Carrión Rexach(10)	—	—
Néstor O. Rivera(10)	—	—
Scott I. Ross (9)	—	—
Thomas M. White (12)	25,000	6.41%
Managers and executive officers as a group (14 persons)	194,748	50.71%

(1)

Represents 18,376,893 shares of Class A Common Stock owned of record by AP Carib. AIF VII Euro Holdings, L.P. (“Euro Holdings”) is the sole shareholder of AP Carib. Apollo Management VII, L.P. is the sole director of AP Carib Holdings, Ltd. and the manager of Euro Holdings. AIF VII Management, LLC (“AIF VII”) is the general partner of Apollo Management VII, L.P. Apollo Management, L.P. is the sole member and manager of AIF VII, and Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management, L.P. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP, and Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Apollo Advisors VII (EH), L.P. (“Advisors VII (EH)”) is the general partner of Euro Holdings and Apollo Advisors VII (EH-GP) Ltd. (“Advisors VII (EH-GP)”) is the general partner of Advisors VII (EH). Apollo Principal Holdings III, L.P. (“Principal III”) is the sole shareholder of Advisors VII (EH-GP) and Apollo Principal Holdings III GP, Ltd. (“Principal III GP”) is the general partner of Principal III. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as principal executive officers, of Management Holdings GP, and the directors of Principal III GP, and as such may be deemed to have voting and dispositive control over the shares of our common stock held by AP Carib Holdings, Ltd. The number of shares reflected in the table above as beneficially owned by AP Carib does not include shares held by Popular that are subject to the terms of the Stockholder Agreement pursuant to which, among other things, Apollo and Popular have agreed to act together to vote for the election of each of their director nominees to the Board (as described in more detail under “Item 13. Certain Relationships and Related Transactions and Director Independence–Related Party Transactions After the Closing of the Merger–Stockholder Agreement).”

The address of each of AP Carib Holdings, Ltd, Euro Holdings, Advisors VII (EH), Advisors VII (EH-GP), Principal III and Principal III GP is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman, KY1-9005 Cayman Islands. The address of each of Apollo Management VII, L.P., AIF VII, Apollo Management L.P., Management GP, Management Holdings, Management Holdings GP and Messrs. Black, Harris and Rowan is, 9 West 57th St., 43rd Floor, New York, New York 10019.

(2)

Represents 17,656,231 shares of Class A Common Stock owned of record by Popular. Popular disclaims beneficial ownership of all shares of EVERTEC, Inc.’s common stock held of record or beneficially owned by it except to the extent of its pecuniary interest therein. The address of Popular is 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico 00918. The number of shares reflected in the table above as beneficially owned by Popular does not include shares held by AP Carib that are subject to the terms of the Stockholder Agreement pursuant to which, among other things, Apollo and Popular have agreed to act together to vote for the election of each of their director nominees to the Board (as described in more detail under “Item 13. Certain Relationships and Related Transactions and Director Independence – Related Party Transactions After the Closing of the Merger–Stockholder Agreement).”

(3)

Includes 14,646 shares of restricted Class B Non-Voting Common Stock which are subject to forfeiture. Does not include 326,667 shares of Class B Non-Voting Common Stock issuable upon the exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting and none of which are exercisable until the occurrence of certain triggering events.

(4)

Does not include 195,000 shares of Class B Non-Voting Common Stock issuable upon the exercise of Tranche A, Tranche B and Tranche C options, of which 182,000 remain subject to vesting and none of which are exercisable until the occurrence of certain triggering events.

(5)	Does not include 150,000 shares of Class B Non-Voting Common Stock issuable upon the exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting.
(6)

Does not include 233,728 shares of Class B Non-Voting Common Stock issuable upon the exercise of Tranche A, Tranche B and Tranche C options, of which 202,564 remain subject to vesting and none of which are exercisable until the occurrence of certain triggering events.

(7)

Does not include 185,296 shares of Class B Non-Voting Common Stock issuable upon the exercise of Tranche A, Tranche B and Tranche C options, of which 161,089 remain subject to vesting and none of which are exercisable until the occurrence of certain triggering events.

(8)

Consists of 80,000 shares of restricted Class B Non-Voting Common Stock which are subject to forfeiture. Does not include 77,910 shares of Class B Non-Voting Common Stock issuable upon the exercise of Tranche A options, of which 19,477 remain subject to vesting and none of which are exercisable until the occurrence of certain triggering events.

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

(11)	Does not include 5,000 shares of Class B Non-Voting Common Stock issuable upon the exercise of options.
(12)

Consists of 25,000 of Class B Non-Voting Common Stock held by Thomas M. White 2006 Trust, over which Mr. White has voting and investment power. Does not include 45,000 shares of Class B Non-Voting Common Stock issuable upon the exercise of options held by Thomas M. White 2006 Trust, of which 40,500 remain subject to vesting and none of which are exercisable until the occurrence of certain triggering events.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 30, 2010, the board of directors of Holdings adopted the Equity Incentive Plan. Holdings reserved 2,921,604 shares of its Class B Non-Voting Common Stock for issuance upon exercise and grants of stock options, restricted stock and other equity awards under the Equity Incentive Plan. On April 17, 2012, in connection with the Reorganization, EVERTEC, Inc. assumed the Equity Incentive Plan and all of the outstanding equity awards issued thereunder or subject thereto. As a result, each of the then outstanding stock options to purchase shares of Holdings’ Class B Non-Voting Common Stock became a stock option to purchase the same number and class of shares of EVERTEC, Inc.’s Class B Non-Voting Common Stock, in each case on the same terms (including exercise price) as the original stock option. Similarly, each of the then outstanding shares of restricted stock of Holdings was converted into the same number of shares of restricted stock of EVERTEC, Inc.

For additional discussion of our equity compensation, including the Equity Incentive Plan, see “Item 11. Executive Compensation” and Note 15 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual Report on Form 10-K.

The table below summarizes the equity issuances under the Equity Incentive Plan as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weigthed-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders	2,683,437	(1)	$4.37	238,168

(1)	Includes 50,000 stock options and 94,646 shares of restricted stock that were not granted under the Equity Incentive Plan, but are subject to certain of terms of the Equity Incentive Plan.

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

Popular agreed, subject to the limitations contained in the Merger Agreement, to indemnify Apollo and its affiliates and certain related parties for breaches of representations, warranties and covenants made by Popular, as well as for certain other specified matters. Apollo and EVERTEC Group have agreed, subject to the limitations contained in the Merger Agreement, to indemnify Popular and its affiliates and certain related parties for breaches of representations, warranties and covenants made by Apollo and EVERTEC Group. Generally, the indemnification obligations of each party with respect to claims for breaches of representations and warranties (1) expired on April 1, 2012, subject to certain exceptions providing for longer or indefinite survival periods, (2) are not effective until the aggregate amount of losses suffered by the indemnified parties exceeds $5.0 million and (3) are limited to $100.0 million of recovery. In addition, EVERTEC Group has agreed, subject to the limitations contained in the Merger Agreement, to indemnify Popular and its affiliates and certain related parties for breaches of certain EVERTEC Group’s post-closing covenants, EVERTEC Group and its subsidiaries liabilities and certain losses arising from EVERTEC Group’s assets and employees. In addition to customary covenants for an agreement of this nature, Popular and Apollo have provided certain non-compete covenants and Popular has provided certain non-solicitation covenants in favor of EVERTEC.

In addition to the Merger Agreement, the parties entered into a number of ancillary agreements, including those described below. Each of the agreements described below that were entered into at the closing of the Merger were negotiated on an arms-length basis and are comparable to those that the Company could have obtained in a transaction with an unrelated third party.

Master Services Agreement

We historically provided various processing and IT services to Popular and its subsidiaries pursuant to a master services agreement among us, Popular and certain of Popular’s subsidiaries.

At the closing of the Merger, we amended and restated the current master services agreement. Under the Master Services Agreement, Popular and Banco Popular agreed to, and caused their respective subsidiaries to, receive the services covered by the Master Services Agreement, including certain changes, modifications, enhancements or upgrades to such covered services, on an exclusive basis from us. In exchange for the services, Popular, Banco Popular and their respective subsidiaries initially pay amounts that are set forth in a price list incorporated into the Master Services Agreement, which is generally based on the historical pricing practices among the parties. The parties agreed to review the service fees on an ongoing basis and may change such fees upon mutual agreement. Following the second anniversary of the date of the Master Services Agreement, such service fees will be adjusted annually to reflect changes in the consumer price index, provided that any such fee adjustment may not exceed 5% per year. The Master Services Agreement provides that it is the intent of the parties to such agreement that the fees we charge to any “banking affiliate” under the Master Services Agreement will be in compliance with applicable laws, and, in order to ensure such compliance, the parties agreed to periodically review such fees to ensure that they represent and remain at levels consistent with the market terms that such banking affiliate would pay to an independent third party for providing similar services. The Master Services Agreement provides that when performing such review, the parties will pay particular attention to any available information on comparable market terms for similar services, and will evaluate and take into consideration the contracting terms and our performance of the services under the Master Services Agreement. The Master Services Agreement defines “banking affiliate” as any banking institution (including its subsidiaries) that is our affiliate for purposes of Section 23A and Section 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board. Currently, Banco Popular, BPNA and their subsidiaries are our affiliates for purposes of Section 23A and Section 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board.

In addition, Popular, Banco Popular and their respective subsidiaries agreed to grant us a right of first refusal to (1) provide our services to support Popular, Banco Popular and their respective subsidiaries’ implementation of any development, maintenance, enhancement or modification of any services provided by us under the Master Services Agreement; (2) create or offer certain new services or products that Popular, Banco Popular or one of their respective subsidiaries determine to offer to their customers; or (3) provide certain core bank processing and credit card processing services that are currently provided by third parties to certain subsidiaries of Popular, if Popular and Banco Popular and their respective subsidiaries determine to extend or renew these services, which are currently provided by third parties. We agreed to grant Popular, Banco Popular and their respective subsidiaries a right of first refusal to purchase any new service or product created or developed by us internally or by a third party, unless the service or product was created or developed by, or at the specific request of, a client other than Popular, Banco Popular and their respective subsidiaries.

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

The Master Services Agreement provides for a 15-year term which commenced upon the closing of the Merger (subject to our option to extend such term by an additional three years upon a change of control (as defined in the Master Services Agreement) of Popular or Banco Popular). After the initial term, the Master Services Agreement will renew automatically for successive 3-year periods, unless a party gives written notice of non-renewal to the other parties not less than 1 year prior to the relevant renewal date. The Master Services Agreement provides for termination by a party (1) for the other party’s breach of the agreement that results in a material adverse effect on the terminating party that continues for more than 90 days, (2) for a failure by the other party to pay any properly submitted invoice for a material amount in the aggregate that is undisputed for a period of more than 60 days, or (3) for a prohibited assignment of the Master Services Agreement by the other party. In addition, Popular and Banco Popular are permitted to terminate the Master Services Agreement up to 30 days following the occurrence of a change of control of EVERTEC Group (an “EVERTEC change of control” as defined in the Master Services Agreement), unless (1) the acquirer is identified to Popular and Banco Popular at least 30 business days prior to the proposed EVERTEC change of control, (2) neither the acquirer nor any of its affiliates is engaged, directly or indirectly, in the banking, securities, insurance or lending business, from which they derive aggregate annual revenues from Puerto Rico in excess of $50.0 million unless none of them has a physical presence in Puerto Rico that is used to conduct any such business, (3) we (or our successor, as applicable) will be solvent (as defined in the Master Services Agreement) after the proposed EVERTEC change of control and (4) following the EVERTEC change of control, we (or our successor, as applicable) will be capable of providing the services under the Master Services Agreement at the level of service that is required under the Master Services Agreement.

We agreed to provide certain transition assistance to Popular, Banco Popular and their respective subsidiaries in connection with (1) the termination of the Master Services Agreement, (2) the termination of a particular service provided by us under the Master Services Agreement or (3) a release event under the Technology Agreement (as described below).

For the years ended December 31, 2012, 2011 and 2010, we recorded revenue of approximately $151.4 million, $147.2 million and $142.3 million, respectively, from Popular, Banco Popular and their respective subsidiaries under the Master Services Agreement.

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

Popular is permitted to terminate the Technology Agreement up to 30 days following the occurrence of a change of control of EVERTEC Group (an “EVERTEC change of control” as defined in the Technology Agreement), unless the acquirer (1) is identified to Popular at least 30 business days prior to the proposed EVERTEC change of control, (2) neither the acquirer nor any of its affiliates is engaged, directly or indirectly, in the banking, securities, insurance or lending business, from which they derive aggregate annual revenues from Puerto Rico in excess of $50.0 million unless none of them has a physical presence in Puerto Rico that is used to conduct any such business, (3) EVERTEC Group (or its successor, as applicable) will be “solvent” (as defined in the Technology Agreement) after the proposed EVERTEC change of control and (4) following the EVERTEC change of control, EVERTEC Group (or its successor, as applicable) will be capable of performing the obligations and duties of EVERTEC Group under the Technology Agreement.

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

The ATH Network Participation Agreement provides for a 15-year term which commenced upon the closing of the Merger (subject to our option to extend such term by an additional three years upon a change of control (as defined in the ATH Network Participation Agreement) of Banco Popular). After the initial term, the ATH Network Participation Agreement will renew automatically for successive 3-year periods, unless a party gives written notice to the other party not less than 1 year prior to the relevant renewal date. The ATH Network Participation Agreement provides for termination (1) by us if Banco Popular commits a material breach, which includes, but is not limited to (a) any activities or actions of Banco Popular which reflect adversely on our business reputation, any participant in the ATH network or the ATH network or (b) any breach of the license described above, (2) by Banco Popular, if we commit a breach or series of breaches that results in a material adverse effect on Banco Popular or (3) by either party (a) for a failure by the other party to pay any properly submitted invoice for a material amount in the aggregate that is undisputed for a period of more than 60 days, or (b) for a prohibited assignment of the ATH Network Participation Agreement by the other party. In addition, Banco Popular is permitted to terminate the ATH Network Participation Agreement up to 30 days following the occurrence a change of control of EVERTEC Group (an “EVERTEC change of control” as defined in the ATH Network Participation Agreement), unless (1) the acquirer is identified to Banco Popular at least 30 business days prior to the proposed EVERTEC change of control, (2) neither the acquirer nor any of its affiliates is engaged, directly or indirectly, in the banking, securities, insurance or lending business, from which they derive aggregate annual revenues from Puerto Rico in excess of $50.0 million unless none of them has a physical presence in Puerto Rico that is used to conduct any such business, (3) EVERTEC Group (or its successor, as applicable) will be “solvent” (as defined in the ATH Network Participation Agreement) after the proposed EVERTEC change of control and (4) following the EVERTEC change of control, EVERTEC Group (or its successor, as applicable) will be capable of performing the obligations and duties of EVERTEC Group under the ATH Network Participation Agreement.

Banco Popular also agreed to grant us a right of first refusal with respect to any development, maintenance or other technology project related to the ATH Network Services and will agree to exclusively use us to provide the ATH Network Services throughout the term of the ATH Network Participation Agreement.

For the years ended December 31, 2012, 2011 and 2010, we recorded revenue of approximately $13.9 million, $13.6 million and $21.3 million, respectively, from Banco Popular under the ATH Network Participation Agreement.

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

Banco Popular is permitted to terminate the ATH Support Agreement up to 30 days following the occurrence of a change of control of EVERTEC Group (an “EVERTEC change of control” as defined in the ATH Support Agreement), unless (1) the acquirer is identified to Banco Popular at least 30 business days prior to the proposed EVERTEC change of control, (2) neither the acquirer nor any of its affiliates is engaged, directly or indirectly, in the banking, securities, insurance or lending business, from which they derive aggregate annual revenues from Puerto Rico in excess of $50.0 million unless none of them has a physical presence in Puerto Rico that is used to conduct any such business, (3) EVERTEC Group (or its successor, as applicable) will be solvent (as defined in the ATH Support Agreement) after the proposed EVERTEC change of control and (4) following the EVERTEC change of control, EVERTEC Group (or its successor, as applicable) will be capable of performing the obligations and duties of EVERTEC Group under the ATH Support Agreement.

Independent Sales Organization Sponsorship and Service Agreement

At the closing of the Merger, we amended and restated an interim ISO Agreement previously entered into with Banco Popular (as amended and restated, the “ISO Agreement”). Under the ISO Agreement, Banco Popular sponsors us as an independent sales organization with respect to certain credit card associations and we provide various services including, among other things, the payment processing services to merchants (“Merchant Services”), the signing up and underwriting of merchants to accept such Merchant Services and the sale of various products related to the Merchant Services. This agreement also provides that the parties will establish the fees to be paid by EVERTEC Group to Banco Popular for the fraud monitoring services provided by Banco Popular. The term of the ISO Agreement will continue until December 31, 2025 and thereafter will be automatically renewed for successive three year periods unless written notice of non-renewal is given at least one year in advance by either party.

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

Additionally, pursuant to the ISO Agreement, Banco Popular agreed to exclusively refer to us any merchant that inquires about, requests or otherwise evidences interest in the Merchant Services. Banco Popular will receive a referral fee for each merchant referred that subsequently agrees to receive Merchant Services from us. We also agreed under the ISO Agreement to refer to Banco Popular any merchant doing business in Puerto Rico, the U.S. Virgin Islands and the British Virgin Islands that inquires about, requests or otherwise evidences interest in banking services or products. Banco Popular also agreed to make monthly payments to EVERTEC Group as a means of subsidizing certain Merchant Services provided by EVERTEC Group on less than favorable terms in connection with two existing customer relationships that are favorable to Popular and its affiliates as a whole. These subsidies were historically reflected in an agreement between the Merchant Acquiring business and Banco Popular. The monthly payments with respect to one customer will continue until the earlier of February 29, 2012 and the date on which the underlying customer contract expires or is terminated. The monthly payments with respect to a second customer will continue until either Banco Popular or EVERTEC Group gives 30 days prior written notice to the other party of its desire to terminate the arrangement.

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

Banco Popular is permitted to terminate the ISO Agreement up to 30 days following the occurrence of a change of control of EVERTEC Group (an “EVERTEC change of control” as defined in the ISO Agreement), unless (1) the acquirer is identified to Banco Popular at least 30 business days prior to the proposed EVERTEC change of control, (2) neither the acquirer nor any of its affiliates is engaged, directly or indirectly, in the banking, securities, insurance or lending business, from which they derive aggregate annual revenues from Puerto Rico in excess of $50.0 million unless none of them has a physical presence in Puerto Rico that is used to conduct any such business, (3) EVERTEC Group (or its successor, as applicable) will be solvent (as defined in the ISO Agreement) after the proposed EVERTEC change of control and (4) following the EVERTEC change of control, EVERTEC Group (or its successor, as applicable) will be capable of performing the obligations and duties of EVERTEC Group under the ISO Agreement.

Cash Depot Subcontract

We provide certain cash depot services (the “Cash Depot Services”) as a subcontractor of Banco Popular to depository institutions doing business in Puerto Rico and the U.S. Virgin Islands pursuant to a subcontract between us and Banco Popular (the “Subcontract”). However, we do not make any payments to, or receive any payments from, Banco Popular under the Subcontract (although we are required under the Subcontract to reimburse Banco Popular for any costs they may incur under the Cash Depot Agreement). Instead, we bill the Puerto Rico Bankers Association (“PRBA”), who pays us directly and the PRBA then separately invoices those depository institutions that use the Cash Depot Services. In order to use the Cash Depot Services, depository institutions must apply through, and be approved by, the quasi-government organization who holds the prime contract with Banco Popular and the PRBA (the “Cash Depot Agreement”) and who ultimately decides who can provide the Cash Depot Services and who has the right to terminate the services as further described below. Banco Popular is one of the 38 depository institutions that receive services from us under the Subcontract, on the same terms and conditions as the other participants, and Banco Popular pays the PRBA for those services.

The Subcontract is effective for so long as the Cash Depot Agreement is in effect. Under the terms of the Subcontract, either party may terminate the subcontract prior to the expiration of the Subcontract by giving the other party advance notice. However, under the Merger Agreement, Popular agreed that until the termination of the ISO Agreement, the Master Services Agreement or the assignment of the Cash Depot Agreement, Popular will cause Banco Popular to not terminate the Cash Depot Agreement or take any action that would deprive us of the economic benefit that we derive from the Cash Depot Agreement. In addition, the quasi-government organization that is a party to the Cash Depot Agreement may terminate the Cash Depot Agreement and thereby cause the termination of the Subcontract upon the occurrence of certain triggering events, one of which is a material change in the ownership, management and/or operations of Banco Popular and/or EVERTEC. The quasi-government organization that is a party to the Cash Depot Agreement waived the triggering event that would have arisen in connection with the Merger.

For the years ended December 31, 2012, 2011 and 2010, we recorded revenue of approximately $1.5 million, $1.4 million and $1.6 million, respectively, under this subcontract.

Ticketpop Services Agreement

At the closing of the Merger, we amended an interim Ticketpop Services Agreement previously entered into with Banco Popular (as amended, the “Ticketpop Services Agreement”). Under the Ticketpop Services Agreement, customers that purchase event tickets through the Ticketpop internet-based ticket sales and processing that is operated by us were able to obtain printed tickets and make payment for such tickets from Banco Popular tellers and dispensing machines located at certain Banco Popular branches (“Outlet Services”). In addition, Banco Popular made available its “Telebanco” call and phone assistance center to receive and attend to telephone calls related to the Ticketpop services (“Call Center Services”).

The original term of the Ticketpop Services Agreement was five years following the closing of the Merger with automatic renewals for successive one year periods unless written notice of non-renewal is given at least 30 days in advance by either party. The Ticketpop Services Agreement provided for termination by (1) us at any time upon giving at least 30 days advance written notice and (2) Banco Popular in the event we (a) commit a material breach of the Ticketpop Services Agreement and fail to cure such breach and/or (b) fail to pay a material amount of undisputed invoiced amounts. In addition, Banco Popular is permitted to terminate the Ticketpop Services Agreement up to 30 days following the occurrence of a change of control of EVERTEC Group (an “EVERTEC change of control” as defined in the Ticketpop Services Agreement), unless (1) the acquirer is identified to Banco Popular at least 30 business days prior to the proposed EVERTEC change of control, (2) neither the acquirer nor any of its affiliates is engaged, directly or indirectly, in the banking, securities, insurance or lending business, from which they derive aggregate annual revenues from Puerto Rico in excess of $50 million unless none of them has a physical presence in Puerto Rico that is used to conduct any such business, (3) EVERTEC Group (or its successor, as applicable) will be solvent (as defined in the Ticketpop Services Agreement) after the proposed EVERTEC change of control and (4) following the EVERTEC change of control, EVERTEC Group (or its successor, as applicable) will be capable of performing the obligations and duties of EVERTEC Group under the Ticketpop Services Agreement.

On February 3, 2011, we notified Banco Popular of our intent to terminate the portion of the Ticketpop Services Agreement related to Outlet Services because on even date, we entered into a new agreement with an unaffiliated third party to provide these services. On November 15, 2011, we terminated the remaining portion of the Ticketpop Services Agreement because we began performing Call Center Services in house. Accordingly, the Ticketpop Services Agreement has been terminated in its entirety.

For the years ended December 31, 2011 and 2010, we paid approximately $0.3 million and $0.4 million, respectively, to Banco Popular under the Ticketpop Services Agreement.

Transition Services Agreement

In connection with the Merger, we entered into a transition services agreement with Popular pursuant to which Popular, or an affiliate of Popular, provides certain services to us for different periods of time generally not exceeding 12 months from the closing of the Merger. These services include access and use of SAP and Hyperion systems and other IT services, access to the employee activity center in the Cupey Center, payroll accounting and processing, comptroller function services. Some of the services were historically provided by third-party vendors who have agreed to continue to provide such services for the duration of the transition. Popular agreed to use its reasonable best efforts to obtain consents of such third-party vendors to provide such services for the agreed-upon duration, or obtain substantially similar services from other sources on substantially similar terms and conditions. Popular bears the cost of obtaining such consents. Popular also provides certain transition support to us in connection with the termination of the transition services agreement.

The Transition Services Agreement was amended on September 28, 2011 and January 31, 2012, in each case, to reduce the number of services provided by Popular to EVERTEC Group. Currently, the Transition Services Agreement requires Popular to provide only one service to EVERTEC Group for approximately $5,000 per month.

For the years ended December 31, 2012, 2011 and 2010, we paid approximately $62,000, $0.2 million and $78,000, respectively, to Popular under the Transition Services Agreement.

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

Consulting Agreements

In connection with the Merger, EVERTEC, Inc. and EVERTEC Group entered into consulting agreements with each of Apollo Management and Popular (each, an “EVERTEC, Inc. consultant”) pursuant to which EVERTEC, Inc. and EVERTEC Group receive certain advisory services from each EVERTEC, Inc. consultant. Each consulting agreement terminates on the earlier of (1) the twelfth anniversary of the date of the consulting agreement, (2) the time at which the applicable EVERTEC, Inc. consultant and its affiliates own equity interests in both EVERTEC, Inc. and EVERTEC Group, in each case in an aggregate amount less than 5% of the then outstanding equity interests of such entity and (3) such earlier date as is mutually agreed upon by EVERTEC, Inc., EVERTEC Group and the applicable EVERTEC, Inc. consultant. As consideration for agreeing to render the services set forth in the consulting agreement, EVERTEC, Inc. will pay (1) an annual fee to Apollo Management equal to the product of 0.51 multiplied by the greater of (a) $2.0 million and (b) 2% of the combined EBITDA of EVERTEC Group and its subsidiaries for the immediately preceding year, and (2) an annual fee to Popular equal to the product of 0.49 multiplied by the greater of (a) $2.0 million and (b) 2% of the combined EBITDA of EVERTEC Group and its subsidiaries for the immediately preceding year. In addition, upon the consummation of the Merger, EVERTEC, Inc. paid an aggregate transaction fee of $18.0 million to the EVERTEC, Inc. consultants, 51% of which is payable to Apollo Management and 49% of which is payable to Popular, which was the entire amount paid to the EVERTEC, Inc. consultants for the year ended December 31, 2010. The consulting agreements also provide for reimbursement by EVERTEC, Inc. of certain expenses of the EVERTEC, Inc. consultants incurred in connection with the performance of the EVERTEC, Inc. consultants obligations under the consulting agreements.

For the years ended December 31, 2012 and 2011, EVERTEC, Inc. paid $1.9 million and $2.0 million, respectively, to Apollo and $1.5 million and $1.2 million, respectively, to Popular under the consulting agreements.

Venezuela Transition Services Agreement

In connection with the transfer of EVERTEC Venezuela and the assignment of all the assets and liabilities related to the EVERTEC Venezuela business, we entered into a transition services agreement with Popular and EVERTEC Venezuela (the “Venezuela Transition Services Agreement”) pursuant to which we will provide certain services to EVERTEC Venezuela for approximately 12 months from the closing of the Merger. These services include the operation of certain transaction authorization and credit card processing applications on behalf of EVERTEC Venezuela and certain IT professional services, including maintenance services, relating to various accounting and back-office applications. Popular and EVERTEC Venezuela are responsible for obtaining any consents or licenses that we may need in order to provide the transition services. In addition, under the terms of the Venezuela Transition Services Agreement, we may terminate the agreement or cease providing any service if (1) upon a change of control of EVERTEC Venezuela (an “EVE-VEN change of control” as defined in the Venezuela Transition Services Agreement), the acquirer, or resulting entity, is not reasonably acceptable to us or (2) EVERTEC Venezuela, Popular or any of their affiliates, (a) violate certain international trade laws or (b) engage in any conduct, or otherwise use the transition services in a manner that we reasonably believe would cause us, EVERTEC, Inc., any holder of any equity interest in EVERTEC, Inc. or any of their affiliates to violate any applicable law or any agreement or undertaking to which EVERTEC Group, EVERTEC, Inc. or any of their affiliates is a party or is bound.

In June 2011, Popular determined that it would terminate the operations of the successor to EVERTEC Venezuela, S.A., Tarjetas y Transacciones en Red Tranred, C.A. (“Tranred”). In connection with such termination, Tranred assigned certain offshore service agreements with entities outside of Venezuela to EVERTEC Group and agreed to continue to provide certain services to EVERTEC Group to facilitate such assignments. In connection with the assignments, on July 1, 2011, EVERTEC Group, Tranred and Popular entered into an amendment of the Venezuela Transition Services Agreement. The Venezuela Transition Services Agreement was further amended on March 9, 2012 to extend the term to December 31, 2013 and provide for a 10% increase in the fees charged by us.

For the years ended December 31, 2012, 2011 and 2010, we were paid approximately $1.9 million, $2.0 million and $0.5 million, respectively, by Popular, under the Venezuela Transition Services Agreement.

Virgin Islands Services Agreement

We entered into a Virgin Islands Services Agreement whereby Banco Popular provides our Merchant Acquiring business with the services that are provided by the Virgin Islands employees that Banco Popular did not transfer to us under in connection with the Merger. The term of the Virgin Islands Services Agreement continues until three years following the closing of the Merger and thereafter will be automatically renewed for successive one year periods unless written notice of non-renewal is given at least 30 days in advance by either party. The Virgin Islands Services Agreement provides for termination by (1) us at any time upon giving at least 30 days advance written notice and (2) Banco Popular in the event we fail to pay a material undisputed invoiced amounts. In addition, Banco Popular is permitted to terminate the Virgin Islands Services Agreement up to 30 days following the occurrence a change of control of EVERTEC Group (an “EVERTEC change of control” as defined in the Virgin Islands Services Agreement), unless (1) the acquirer is identified to Banco Popular at least 30 business days prior to the proposed EVERTEC change of control, (2) neither the acquirer nor any of its affiliates is engaged, directly or indirectly, in the banking, securities, insurance or lending business, from which they derive aggregate annual revenues from Puerto Rico in excess of $50.0 million unless none of them has a physical presence in Puerto Rico that is used to conduct any such business, (3) EVERTEC Group (or its successor, as applicable) will be solvent (as defined in the Virgin Islands Services Agreement) after the proposed EVERTEC change of control and (4) following the EVERTEC change of control, EVERTEC Group (or its successor, as applicable) will be capable of performing the obligations and duties of EVERTEC Group under the Virgin Islands Services Agreement.

For the years ended December 31, 2012, 2011 and 2010, we paid approximately $0.5 million, $0.5 million and $0.1 million, respectively, to Banco Popular under the Virgin Island Services Agreement.

Related Party Transactions After the Closing of the Merger

Managers Arrangements

It is our Board’s policy that any manager who is not also an employee of either (i) us or any of our subsidiaries, (ii) Popular or (iii) AGM will receive annual compensation in the amount of $45,000 payable in equal quarterly installments, plus $2,000 for each regular or special meeting of our Board or board committee that they attend in person, plus an additional $1,000 for each regular or special meeting of our Board or board committee that they attend by teleconference. In addition, on April 5, 2011, Thomas White and Nathaniel Lipman received options to purchase 45,000 and 5,000 shares, respectively, of Class B Non-Voting Common Stock of EVERTEC, Inc. The options issued to Messrs. Lipman and White were granted outside of the Plan. Mr. Lipman’s options vested one year after the grant date as long as he is then providing services to us or our affiliates. Mr. White’s options are divided evenly among Tranche A options and Tranche B options. The Tranche A options will vest in equal installments on each of the first five anniversaries of the grant date and the Tranche B options will vest at such time as Internal Rate of Return (as defined in the Plan) of Apollo Investment Funds VII, L.P. and its affiliates equals or exceeds 20% based on cash proceeds received by Apollo Investment Funds VII, L.P. and its affiliates, in each case as long as Mr. White is providing services to us or our affiliates at such time. Also on April 5, 2011, Mr. White entered into a subscription agreement to purchase 25,000 shares of Class B Non-Voting Common Stock of EVERTEC, Inc. for a purchase price of $250,000.

On February 22, 2012, Mr. Villamil assumed the role of Vice Chairman of the Board. The Company will pay Mr. Villamil as Vice Chairman an annual fee of $150,000. In addition, Mr. Villamil will become vested in an additional 38,955 Tranche A options as follows: (i) 50% of such stock options vested on the first anniversary of the grant date and (ii) the remaining 50% will vest on the second anniversary of the grant date. Mr. Villamil will be eligible to participate in the Company’s employee benefit plans generally made available to the Company’s employees, including without limitation, the Company’s medical plan and retirement plan, and will continue to use the same automobile previously provided as an employee and will be entitled to full possession of such automobile after the retirement date of his position.

Stockholder Agreement

In connection with the Merger, Holdings entered into a Stockholder Agreement with Popular, Apollo and the other stockholders of EVERTEC, Inc. which was amended and restated in connection with the Reorganization and which is now an agreement among EVERTEC, Inc., Popular, Apollo and other stockholders of EVERTEC, Inc. The amended and restated Stockholder Agreement, among other things, sets forth certain rights and restrictions with respect to the common stock of EVERTEC, Inc.

Director Nomination Rights

The board of directors of EVERTEC, Inc. is comprised of five directors nominated by Apollo, three directors nominated by Popular and a management director. Félix Villamil shall be the management director for so long as he holds the position of Vice Chairman of the Board, after which time the individual holding the office of chief executive officer of EVERTEC Group will be the management director. Except as described below, Apollo will have the right to nominate five members and Popular will have the right to nominate three members of the board of directors of EVERTEC, Inc., in each case for so long as Apollo or Popular, as the case may be, owns, together with its affiliates, 25% or more of the then outstanding voting common stock of EVERTEC, Inc. In addition, for so long as Apollo or Popular, as the case may be, owns, together with its affiliates, 10% or more and less than 25% of the then outstanding voting common stock of EVERTEC, Inc., it will have the right to nominate two members of the board of directors of EVERTEC, Inc. (the “10% board right”). Similarly, for so long as Apollo or Popular, as the case may be, owns, together with its affiliates, more than 5% but less than 10% of the then outstanding voting common stock of EVERTEC, Inc., it will have the right to nominate one member of the board of directors of EVERTEC, Inc. (the “5% board right”).

Each holder party to the Stockholder Agreement has agreed to vote all of such holder’s shares of the voting common stock of EVERTEC, Inc. and to take all other actions within its control to cause the election of directors nominated by Apollo and Popular pursuant to the Stockholder Agreement. Similarly, we have agreed to take all actions within EVERTEC, Inc’s control necessary and desirable to cause the election of directors nominated by Apollo and Popular pursuant to the Stockholder Agreement.

Notwithstanding the foregoing, if at any time Popular owns, together with its affiliates, voting common stock of EVERTEC, Inc. representing 10% more than the amount of voting common stock of EVERTEC, Inc. owned by Apollo and its affiliates at such time (the “first board trigger date”), each of Apollo and Popular will have the right to nominate four members of the board of directors of EVERTEC, Inc., in each case for so long as it owns, together with its affiliates, 25% or more of the then outstanding voting common stock of EVERTEC, Inc. Furthermore, on the second anniversary of the first board trigger date (or, if the first board trigger date occurs prior to the initial public offering of EVERTEC, Inc, and if Popular and its affiliates own voting common stock of EVERTEC, Inc. representing at least 10% more than the amount of voting common stock of owned by AP Carib and its affiliates prior to such initial public offering, the second anniversary of such initial public offering of EVERTEC, Inc., if earlier), Popular will have the right to nominate five members and Apollo will have the right to nominate three members of the board of directors of EVERTEC, Inc., in each case for so long as it owns, together with its affiliates, 25% or more of the then outstanding voting common stock of EVERTEC, Inc. If at any time following the first board trigger date Apollo owns, together with its affiliates, more voting common stock of EVERTEC, Inc. than the amount of voting common stock of EVERTEC, Inc. owned by Popular and its affiliates at such time, the director nomination rights will be as set forth in the immediately preceding paragraph.

Except for certain exceptions described in the Stockholder Agreement, directors may only be removed and replaced by the stockholder having the right to nominate such director. The Stockholder Agreement also provides that EVERTEC, Inc. will, at all times, cause our Board to be comprised of the same individuals as the board of directors of EVERTEC, Inc.

Additional Stockholder Rights

Each of Apollo and Popular has the right, for so long as it owns, together with its affiliates, 20% or more of the outstanding voting common stock of EVERTEC, Inc., to approve certain corporate actions before EVERTEC, Inc. may take such actions. Among the corporate actions requiring Apollo’s and Popular’s prior approval are: (1) amending the organizational documents of EVERTEC, Inc. or any of its subsidiaries; (2) issuing equity of EVERTEC, Inc. or any of its subsidiaries, subject to certain exceptions; (3) acquiring or disposing of significant assets; (4) incurring debt for borrowed money under certain circumstances; (5) entering into or amending certain significant contracts; (6) entering into certain related party transactions; (7) materially changing the terms and conditions of the management long-term compensation plan; and (8) causing a change of control (as defined in the Stockholder Agreement) of EVERTEC, Inc. prior to March 30, 2013. These consent rights described in this paragraph may be assigned to a complete rights transferee (as defined below).

In addition, for so long as Apollo and Popular owns, together with its affiliates, 10% or more of the then outstanding voting common stock of EVERTEC, Inc. and has the right to nominate at least one director, the approval of at least one director nominated by Apollo or Popular (as applicable) shall be necessary, to approve (i) any issuance of preferred stock of EVERTEC, Inc. or any of its subsidiaries and (ii) any transfer of equity in EVERTEC, Inc. or EVERTEC Group, in each case subject to certain exceptions.

The Stockholder Agreement also grants Apollo, Popular and certain of their transferees preemptive rights if EVERTEC, Inc. or any of its subsidiaries proposes to issue any equity securities or debt securities or incur any indebtedness, in each case subject to certain exceptions. Apollo, Popular and certain of their transferees are also entitled to information rights and inspection rights, in each case for so long as it satisfies certain ownership thresholds set forth in the Stockholder Agreement.

In addition, the Stockholder Agreement grants certain demand registration rights to Apollo, Popular and certain of their transferees and piggyback registration rights to each stockholder, subject to customary cutbacks. Under the Stockholder Agreement, EVERTEC, Inc. has agreed to assume certain fees and expenses associated with registration. The Stockholder Agreement contains customary provisions with respect to registration proceedings, underwritten offerings, and indemnity and contribution rights.

Transfer Restrictions

Except with respect to certain permitted transfers, holders of the common stock of EVERTEC, Inc. must comply with certain transfer restrictions set forth in the Stockholder Agreement, including (1) a period during which shares cannot be transferred, (2) a prohibition on transferring shares to any person engaged, directly or indirectly, in the banking, securities, insurance or lending business from which they derive aggregate annual revenues in Puerto Rico in excess of $50.0 million (unless such transfer has been approved by Apollo, Popular and certain of their transferees); (3) a right of first offer in favor of each stockholder that holds 5.0% or more of the outstanding voting common stock of EVERTEC, Inc., (4) tag along rights in favor of all holders in connection with certain sales; and (5) a drag along right in favor of Apollo.

Additional Restrictions

The Stockholder Agreement contains a covenant restricting EVERTEC, Inc. and its subsidiaries from engaging in any business (including commencing operations in any country in which they do not currently operate), subject to certain exceptions, if such activity would reasonably require Popular or an affiliate of Popular to seek regulatory approval from, or provide notice to, any bank regulatory authority. This covenant will remain in effect for so long as the activities and investments of EVERTEC, Inc. and its subsidiaries are subject to restrictions under the BHC Act because of Popular’s and/or its affiliates’ ownership of voting common stock of EVERTEC, Inc.

The Stockholder Agreement also provides that the adoption of any stockholder rights plan, rights agreement or other form of “poison pill” which is designed to or has the effect of making an acquisition of large holdings of the common stock of EVERTEC, Inc. more difficult or expensive must be approved by a majority of the board of directors of EVERTEC, Inc. and at least one director nominated by each of Apollo and Popular (or certain of their respective transferees) in each case for so long as Apollo or Popular, as the case may be (or certain of their respective transferees) owns, together with its affiliates, 5% or more of the outstanding voting common stock of EVERTEC, Inc.

Certain Provisions Particular to Management Holders

EVERTEC, Inc. has the right to purchase all of the common stock of EVERTEC, Inc. (and options and warrants exercisable for common stock of EVERTEC, Inc.) beneficially owned by any stockholder of EVERTEC, Inc. who is employed by or who serves as a consultant or director to EVERTEC, Inc. or any of its subsidiaries upon such stockholder (1) ceasing to be employed by EVERTEC, Inc. or any of its subsidiaries for any reason or (2) experiencing a bankruptcy event. Subject to tolling under certain circumstances set forth in the Stockholder Agreement, EVERTEC, Inc. must exercise this repurchase right within twelve months following the date on which such stockholder ceases to provide services to EVERTEC, Inc. or its subsidiaries. EVERTEC, Inc. may designate this repurchase right to Apollo, Popular or any complete rights transferee.

The Stockholder Agreement also provides that each such stockholder (other than Thomas White and Nathaniel Lipman) is subject to certain non-solicitation and non-competition restrictions which remain in effect until the stockholder ceases to be employed by EVERTEC, Inc. or any of its subsidiaries.

Under the Stockholder Agreement, the restrictions described in the paragraph above do not apply to Apollo, Popular or any of their respective affiliates.

Assignment of Rights

The rights granted to each of Apollo and Popular under the Stockholder Agreement (including the director nomination rights, rights to consent to certain actions, tag along rights, preemptive rights, registration rights, information rights and inspection rights described above) can be assigned in whole to any person to whom Apollo or Popular, as the case may be, transfers 80% of more of the shares of common stock of EVERTEC, Inc. held by it and its affiliates as of the date of the Stockholder Agreement (a “complete rights transferee”). Such complete rights transferee can in turn assign such rights to any person to whom it transfers 100% of the shares of common stock of EVERTEC, Inc. acquired by it in connection with the assignment pursuant to which it became a complete rights transferee. In addition, subject to certain limitations set forth in the Stockholder Agreement, Apollo, Popular and their respective complete rights transferees may assign the 10% board right, 5% board right and up to two long form demand registration rights to any person to whom Apollo or Popular, as the case may be, transfers 20% of more of the shares of common stock of EVERTEC, Inc. held by Apollo or Popular as of the date of the Stockholder Agreement. Such transferee can in turn assign such rights to any person to whom it transfers 100% of the shares of common stock of EVERTEC, Inc. acquired by it in connection with the assignment in part to pursuant to which it became a partial rights transferee. Such transferees are also entitled to certain other rights set forth in the Stockholder Agreement (including the tag-along rights, preemptive rights, registration rights, information rights and inspection rights described above) upon becoming a party thereto.

CONTADO and Serfinsa

On May 17, 2010, Popular and its subsidiaries Banco Popular, PIBI and EVERTEC Group entered into an Agreement and Plan of Reorganization, dated as of May 17, 2010 and subsequently amended such agreement pursuant to the First Amendment to the Agreement and Plan of Reorganization, dated as of June 30, 2010 and the Second Amendment to the Agreement and Plan of Reorganization, dated as of September 15, 2010 (as amended, the “Master Reorganization Agreement”).

In accordance with the terms of the Master Reorganization Agreement and the Merger Agreement, PIBI and Popular were required to transfer (i) PIBI’s 53.97% equity interest in CONTADO, a merchant acquirer and ATM network in the Dominican Republic, and (ii) PIBI’s 31.11% equity interest in Serfinsa, an ATM network in El Salvador, to us, in each case subject to compliance with the applicable rights of first refusal in each of the entities’ corresponding shareholder agreements.

The transfer by PIBI to Popular and the subsequent transfer by Popular to us of PIBI’s equity interests in CONTADO and Serfinsa were subject to compliance with certain rights of first refusal granted in favor of the other shareholders in those entities. Under the terms of the Master Reorganization Agreement, PIBI was required to promptly transfer to Popular and Popular was required immediately thereafter to transfer to us each of the aforementioned equity interests that were not transferred to the other shareholders pursuant to the rights of first refusal triggered by such proposed transactions after satisfying the requirements of such rights of first refusal. However, the Master Reorganization Agreement further provides that to the extent any such transfers were not completed by the closing of the Merger, PIBI and Popular would continue to pursue such transfer in accordance with the terms provided in the Merger Agreement.

On March 31, 2011, after a final agreement was reached between Popular and the other shareholders of CONTADO, (i) Popular transferred to EVERTEC Group 19.99% of the equity interest in CONTADO, (ii) Popular paid to EVERTEC Group $10.8 million, which represented 50% of the after tax proceeds received by Popular from the sale of the 33.98% equity interest not transferred to EVERTEC Group, and (iii) EVERTEC Group transferred to Popular $20.0 million held back at the closing of the Merger. On June 30, 2011, after a final agreement was reached between Popular and the other shareholders of Serfinsa, (i) Popular paid to EVERTEC Group $0.2 million, which represented 50% of the after tax proceeds received by Popular from the sale of the entire 31.11% equity interest not transferred to EVERTEC Group, and (ii) EVERTEC Group transferred to Popular $0.3 million held back at the closing of the Merger.

We use the equity method of accounting to account for our 19.99% investment in CONTADO. We recognized $0.6 million and $0.8 million, respectively, as equity in CONTADO’s net income in the consolidated statement of income and comprehensive income (loss) for the years ended December 31, 2012 and 2011.

Settlement Agreement with Popular

On December 31, 2011, we entered into a settlement agreement (“Settlement Agreement”) with Popular in order to settle any claims among the parties related to the Closing Statement or the Working Capital True-Up Amount. In accordance with the Settlement Agreement, we made a one-time payment of $1.7 million to Popular. See Note 3 of the Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Tax Payment Agreement

On April 17, 2012, we entered into a Tax Payment Agreement (the “Tax Payment Agreement”) with Holdings and EVERTEC, Inc. pursuant to which we will be obligated to make certain payments to Holdings or EVERTEC, Inc. for taxable periods or portions thereof occurring on or after April 17, 2012 (the “Effective Date”). Under the Tax Payment Agreement, we will make payments with respect to any and all taxes (including estimated taxes) imposed under the laws of Puerto Rico, the United States of America and any other jurisdiction or any political (including municipal) subdivision or authority or agency in Puerto Rico, the United States of America or such other jurisdiction, that would have been imposed on us if we had been a corporation for tax purposes of that jurisdiction, together with all interest and penalties with respect thereto (“Taxes”), reduced by taking into account any of Holdings’ or EVERTEC, Inc.’s applicable net operating losses or other tax attributes that reduce Holdings’ or EVERTEC, Inc.’s Taxes in such period. For the avoidance of doubt, the Tax Payment Agreement provides that the payments thereunder shall not exceed the net amount of Taxes that Holdings or EVERTEC, Inc. actually owe to the appropriate taxing authority for a taxable period. Further, the Tax Payment Agreement provides that if Holdings or EVERTEC, Inc. receives a tax refund attributable to any taxable period or portion thereof occurring on or after the Effective Date, we shall be required to recalculate the payment for such period required to be made us to Holdings or EVERTEC, Inc. If the payment, as recalculated, is less than the amount of the payment we already made to Holdings or EVERTEC, Inc. in respect of such period, Holdings or EVERTEC, Inc. shall promptly make a payment to us in the amount of such difference. Through the new structure resulting from the Conversion, including the Tax Payment Agreement, we will benefit from at least $30.0 million of net operating losses and certain other tax attributes for Puerto Rico income tax purposes that prior to the Reorganization and change in tax law were available to our parent but not to us.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to its written charter, our Audit Committee will review and, subject to certain exceptions, approve or recommend to our Board for approval, all related-party transactions, which include any related party transactions that we would be required to disclose pursuant to Item 404 of Regulation S-K promulgated by the SEC. For a discussion of the composition and responsibilities of our audit committee see “Item 10. Directors, Executive Officers and Corporate Governance—Board Composition—Audit Committee.” In

determining whether to approve a related party transaction, the audit committee will consider a number of factors including whether the related party transaction complies with the restrictions set forth in our debt agreements and the Stockholder Agreement and is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties.

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter dealer quotation system which has requirements that a majority of the Board independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange (“NYSE”) and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual for exception from the independence requirements related to the majority of our Board and for the independence requirements related to our Compensation Committee. Pursuant to section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee and nominating committee of such company be comprised solely of independent directors. At December 31, 2012, Apollo beneficially owns 51% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

Item 14. Principal Accounting Fees and Services

The following table presents the aggregated fees billed for professional services provided by PricewaterhouseCoopers LLP to EVERTEC for each of the periods presented below:

	Years ended December 31,
(Dollar amounts in thousands)	2012	2011

Audit fees	$1,679	$1,192
Audit-related fees	984	870
Tax fees	242	154
All other fees	538	1,597

	$3,443	$3,813

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of EVERTEC, Inc. together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Successor Balance Sheets as of December 31, 2012 and 2011

•

Consolidated (Successor) and Combined (Predecessor) Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended September 30, 2010

•

Consolidated (Successor) and Combined (Predecessor) Statements of Changes in Member’s (or Owner’s) Equity for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended September 30, 2010

•

Consolidated (Successor) and Combined (Predecessor) Statements of Cash Flows for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended September 30, 2010

•	Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are inapplicable, not required or the information has been disclosed elsewhere in the financial statements or notes thereto.

(3) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated June 30, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisitions, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on July 8, 2010, File No. 001-34084)

2.2	Amendment to the Agreement and Plan of Merger, dated August 5, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.2 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

2.3	Second Amendment to the Agreement and Plan of Merger, dated August 8, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on August 12, 2010, File No. 001-34084)

2.4	Third Amendment to the Agreement and Plan of Merger, dated September 15, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on September 21, 2010, File No. 001-34084)

2.5	Fourth Amendment to the Agreement and Plan of Merger, dated September 30, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on October 6, 2010, File No. 001-34084)

3.1	Certificate of Formation of EVERTEC Group, LLC (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-4 filed on June 8, 2012, File No. 333-182006)

3.2	Amendment to Certificate of Formation of EVERTEC Group, LLC (incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10-Q filed on November 14, 2012, File No. 333-173504)

3.3	Operating Agreement of EVERTEC Group, LLC (incorporated by reference to Exhibit 3.2 of Registration Statement on Form S-4 filed on June 8, 2012, File No. 333-182006)

Exhibit No.	Description

4.1	Indenture, dated as of September 30, 2010, among EVERTEC Group, LLC, the guarantors party thereto and Wilmington Trust FSB, as trustee. (incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

4.2	Supplemental Indenture No. 1, dated as of April 17, 2012, among EVERTEC Group, LLC, EVERTEC Finance Corp. and Wilmington Trust, National Association, as trustee. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on April 18, 2012, File No. 333-173504)

4.3	Supplemental Indenture No. 2, dated as of May 7, 2012, among EVERTEC Group, LLC, EVERTEC Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee. (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K filed on May 10, 2012, File No. 333-173504)

4.4	Supplemental Indenture No. 3, dated as of May 7, 2012, among EVERTEC Group, LLC, EVERTEC Finance Corp., the guarantors party thereto and Wilmington Trust, National Association. (incorporated by reference to Exhibit 4.3 of Current Report on Form 8-K filed on May 10, 2012, File No. 333-173504)

4.5	Registration Rights Agreement, dated as of September 30, 2010, by and among EVERTEC Group, LLC, the guarantors party thereto and Banc of America Securities LLC, as representative of the initial purchasers. (incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

4.6	Registration Rights Agreement, dated as of May 7, 2012, by and among EVERTEC Group, LLC, EVERTEC Finance Corp., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers. (incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K filed on May 10, 2012, File No. 333-173504)

4.7	Form of 11% Senior Note due 2018 (included in the Indenture filed as Exhibit 4.1 to Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

4.8	Stockholder Agreement, dated April 17, 2012, among EVERTEC, Inc. and the holders party thereto. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K filed on April 23, 2012, File No. 001-34084)

10.1	Credit Agreement, dated as of September 30, 2010, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent, swingline lender and L/C issuer. (incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.2	Amendment No. 1, dated as of March 3, 2011, to Credit Agreement, dated as of September 30, 2010, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent, swingline lender and L/C issuer. (incorporated by reference to Exhibit 10.2 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.3	Amendment No. 2, dated as of May 9, 2012, to Credit Agreement, dated as of September 30, 2010, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent, swingline lender and L/C issuer. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on May 10, 2012, File No. 333-173504)

10.4	Incremental Assumption Agreement, dated as of May 9, 2012, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent. (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on May 10, 2012, File No. 333-173504)

10.5	Guarantee Agreement dated as of September 30, 2010, by and among EVERTEC Group, LLC, the loan parties identified on the signature pages thereof and Bank of America, N.A. as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.3 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.6	Collateral Agreement dated as of September 30, 2010, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, each subsidiary of EVERTEC Group, LLC identified therein and Bank of America, N.A. as collateral agent. (incorporated by reference to Exhibit 10.4 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

Exhibit No.	Description

10.7	Amended and Restated Master Service Agreement, dated as of September 30, 2010, among Popular, Inc. Banco Popular de Puerto Rico and EVERTEC Group, LLC. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K filed on October 14, 2011, File No. 001-34084) †

10.8	Technology Agreement, made and entered into as of September 30, 2010, by and between Popular, Inc. and EVERTEC Group, LLC. (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K filed on October 6, 2010, File No. 001-34084)

10.9	Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC. (incorporated by reference to Exhibit 10.7 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.10	IP Purchase and Sale Agreement, dated June 30, 2010, by and between Popular, Inc. (and Affiliates and Subsidiaries) and EVERTEC Group, LLC. (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K filed on July 8, 2010, File. No. 001-34084)

10.11	Consulting Agreement dated as of September 30, 2010, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC and Apollo Management VII, L.P. (incorporated by reference to Exhibit 10.9 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.12	Consulting Agreement dated as of September 30, 2010, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC and Popular, Inc. (incorporated by reference to Exhibit 10.10 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.13	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC Group, LLC and Felix M. Villamil Pagani. (incorporated by reference to Exhibit 10.11 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.14	Promissory Note and Forgivable Loan, Stock Pledge Agreement, dated as of September 29, 2010, between EVERTEC Group, LLC and Félix M. Villamil. (incorporated by reference to Exhibit 10.12 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.15	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC Group, LLC and Luis O. Abreu. (incorporated by reference to Exhibit 10.13 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.16	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC Group, LLC and Carlos J. Ramírez. (incorporated by reference to Exhibit 10.14 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.17	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC Group, LLC and Luis G. Alvarado. (incorporated by reference to Exhibit 10.15 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.18	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC Group, LLC and Jorge R. Hernandez. (incorporated by reference to Exhibit 10.16 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.19	EVERTEC, Inc. Amended and Restated 2010 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed on April 18, 2012, File No. 333-173504)

10.20	Subscription Agreement, dated as of April 5, 2011, by and between EVERTEC Intermediate Holdings, LLC and Thomas M. White 2006 Trust. (incorporated by reference to Exhibit 10.21 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.21	Subscription Agreement, dated as of February 11, 2011, by and between EVERTEC Intermediate Holdings, LLC and Luis O. Abreu. This Agreement is one of six substantially identical subscription agreements and includes a schedule which identifies material details in which each agreement differs from the one that is filed herewith. (incorporated by reference to Exhibit 10.22 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

Exhibit No.	Description

10.22	Agreement, dated as of June 29, 2011, by and among EVERTEC Group, LLC, EVERTEC Intermediate Holdings, LLC and Luis O. Abreu and Ileana Gonzalez. (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 333-173504)

10.23	Employment Agreement, dated as of June 30, 2011, by and between EVERTEC Group, LLC and Juan Jose Román-Jiménez. (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 333-173504)

10.24	Subscription Agreement, dated as of June 30, 2011, by and between EVERTEC Intermediate Holdings, LLC and Juan Jose Román-Jiménez. (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 333-173504)

10.25	Employment Agreement, dated as of February 22, 2012, by and between EVERTEC Group, LLC and Peter Harrington. (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.26	Subscription Agreement, dated as of February 22, 2012, by and between EVERTEC Intermediate Holdings, LLC and Peter Harrington. (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.27	Amended and Restated Restricted Stock Agreement, dated as of April 17, 2012, by and between EVERTEC, Inc. and Peter Harrington. (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed on April 18, 2012, File No. 333-173504)

10.28	Amended and Restated Restricted Stock Agreement, dated as of April 17, 2012, by and between EVERTEC, Inc. and Felix M. Villamil Pagani. (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K filed on April 18, 2012, File No. 333-173504)

10.29	Confidential Modification Agreement and General Release, dated as of February 24, 2012, by and between EVERTEC Group, LLC, EVERTEC Intermediate Holdings, LLC, Felix M. Villamil Pagani and Lourdes Duran. (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.30	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Peter Harrington. (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.31	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Felix M. Villamil Pagani. (incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.32	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Juan Jose Román-Jimenez. (incorporated by reference to Exhibit 10.6 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.33	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Carlos J. Ramírez. (incorporated by reference to Exhibit 10.7 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.34	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Luis G. Alvarado. (incorporated by reference to Exhibit 10.8 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.35	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Jorge Hernandez. (incorporated by reference to Exhibit 10.35 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.36	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Miguel Vizcarrondo. (incorporated by reference to Exhibit 10.9 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

Exhibit No.	Description

10.37	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Miguel Vizcarrondo. (incorporated by reference to Exhibit 10.10 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.38	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Nathaniel Lipman. (incorporated by reference to Exhibit 10.11 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.39	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Thomas M. White 2006 Trust. (incorporated by reference to Exhibit 10.12 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.40	Tax Payment Agreement, dated as of April 17, 2012, by and among EVERTEC, Inc., EVERTEC Intermediate Holdings, LLC and EVERTEC Group, LLC. (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on April 18, 2012, File No. 333-173504)

10.41	Employment Agreement, dated as of August 1, 2012, by and between EVERTEC Group, LLC and Philip E. Steurer. (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on August 14, 2012, File No. 333-173504)

10.42	Stock Option Agreement, dated as of August 1, 2012, by and between EVERTEC, Inc. and Philip E. Steurer. (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on August 14, 2012, File No. 333-173504)

10.43	Subscription Agreement, dated as of August 1, 2012, by and between EVERTEC, Inc. and Philip E. Steurer. (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on August 14, 2012, File No. 333-173504)

10.44	Amended and Restated ATH Network Participation Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC and service riders related thereto. (incorporated by reference to Exhibit 10.48 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487) +

10.45	ATH Support Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC. (incorporated by reference to Exhibit 10.49 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487) +

10.46	Amended and Restated TicketPop Services Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC. (incorporated by reference to Exhibit 10.50 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487) +

10.47	Venezuela Transition Service Agreement, dated as of September 29, 2010, among EVERTEC Group, LLC, EVERTEC de Venezuela, C.A. and Popular, Inc. (incorporated by reference to Exhibit 10.51 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487) +

10.48	First Amendment to Venezuela Transition Service Agreement, dated as of July 1, 2011, among EVERTEC Group, LLC, EVERTEC de Venezuela, C.A. and Popular, Inc. (incorporated by reference to Exhibit 10.52 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487) +

10.49	Second Amendment to Venezuela Transition Service Agreement, dated as of March 9, 2012, among EVERTEC Group, LLC, EVERTEC de Venezuela, C.A. and Popular, Inc. (incorporated by reference to Exhibit 10.53 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487) +

10.50	Virgin Islands Services Agreement, dated as of September 15, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico. (incorporated by reference to Exhibit 10.54 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.51	Master Lease Agreement, dated as of April 1, 2004, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico. (incorporated by reference to Exhibit 10.55 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

Exhibit No.	Description

10.52	First Amendment to Master Lease Agreement, dated as of January 1, 2006, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico. (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.53	Second Amendment to Master Lease Agreement, dated as of April 23, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico. (incorporated by reference to Exhibit 10.57 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.54	Third Amendment to Master Lease Agreement, dated as of September 30, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico. (incorporated by reference to Exhibit 10.58 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.55	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC Group, LLC and Miguel Vizcarrondo. (incorporated by reference to Exhibit 10.59 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.56	Amendment to Employment Agreement, dated as of February 22, 2012, by and between EVERTEC Group, LLC and Miguel Vizcarrondo. (incorporated by reference to Exhibit 10.60 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

21.1*	Subsidiaries of EVERTEC Group, LLC

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS XBRL†	Instance Document.

101.SCH XBRL†	Taxonomy Extension Schema.

101.CAL XBRL†	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL†	Taxonomy Extension Definition Linkbase.

101.LAB XBRL†	Taxonomy Extension Label Linkbase.

101.PRE XBRL†	Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

EVERTEC Group, LLC

Date: March 13, 2013	By:	/s/ Peter Harrington
Peter Harrington
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Harrington Peter Harrington	Chief Executive Officer (Principal Executive Officer)	March 13, 2013

/s/ Juan J. Román Juan J. Román	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2013

/s/ Marc E. Becker Marc E. Becker	Chairman of the Board and Manager	March 13, 2013

/s/ Félix M. Villamil Félix M. Villamil	Vice Chairman of the Board and Manager	March 13, 2013

/s/ Jorge Junquera Jorge Junquera	Manager	March 13, 2013

/s/ Nathaniel J. Lipman Nathaniel J. Lipman	Manager	March 13, 2013

/s/ Matthew H. Nord Matthew H. Nord	Manager	March 13, 2013

/s/ Richard L. Carrión Rexach Richard L. Carrión Rexach	Manager	March 13, 2013

/s/ Néstor O. Rivera Néstor O. Rivera	Manager	March 13, 2013

/s/ Scott I. Ross Scott I. Ross	Manager	March 13, 2013

/s/ Thomas M. White Thomas M. White	Manager	March 13, 2013

S-1

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated (Successor) Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated (Successor) and Combined (Predecessor) Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended September 30, 2010

F-4

Consolidated (Successor) and Combined (Predecessor) Statements of Changes in Member’s (or Owner’s) Equity for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended September 30, 2010

F-5

Consolidated (Successor) and Combined (Predecessor) Statements of Cash Flows for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended September 30, 2010

F-6

Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of EVERTEC Group, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in member’s equity, and cash flows present fairly, in all material respects, the financial position of EVERTEC Group, LLC and its subsidiaries (Successor) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of two years in the period ended December 31, 2012 and for the three months ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 13, 2013

CERTIFIED PUBLIC ACCOUNTANTS

(OF PUERTO RICO)

License No. 216 Expires Dec. 1, 2013
Stamp E48077 of the P.R. Society of

Certified Public Accountants has been

affixed to the file copy of this report

EVERTEC Group, LLC Consolidated (Successor) Balance Sheets

(Dollar amounts in thousands)

	December 31,
	2012	2011
Assets
Current Assets:
Cash	$24,993	$53,523
Restricted cash	4,939	5,288
Accounts receivable, net	78,672	60,930
Prepaid expenses and other assets	13,005	21,526

Total current assets	121,609	141,267
Investment in equity investee	11,080	12,267
Property and equipment, net	36,737	36,685
Goodwill	372,307	371,712
Other intangible assets, net	403,170	448,914
Other long-term assets	24,478	22,894

Total assets	$969,381	$1,033,739

Liabilities and member’s equity
Current Liabilities:
Accrued liabilities	$33,245	$29,581
Accounts payable	24,482	21,786
Unearned income	1,166	900
Income tax payable	2,959	3,383
Current portion of long-term debt	6,052	—
Short-term borrowings	26,995	—
Deferred tax liability, net	632	9,321

Total current liabilities	95,531	64,971
Long-term debt	730,709	523,833
Long-term deferred tax liability, net	6,827	91,431
Other long-term liabilities	3,072	449

Total liabilities	836,139	680,684

Commitments and contingencies (Note 21)
Member’s equity
Member’s units (100 units issued and outstanding)	—	—
Contributed capital	120,202	326,367
Accumulated earnings	13,882	28,006
Accumulated other comprehensive loss, net of tax of $0 and $13	(842)	(1,318)

Total member’s equity	133,242	353,055

Total liabilities and member’s equity	$969,381	$1,033,739

The accompanying notes are an integral part of these audited financial statements.

EVERTEC Group, LLC Consolidated (Successor) and
EVERTEC Business Group Combined (Predecessor) Statements of Income and Comprehensive Income (Loss)

(Dollar amounts in thousands)

	Successor			Predecessor
	Year ended December 31, 2012	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010
Revenues

Merchant acquiring, net	$69,591	$61,997	$14,789	$39,761
Payment processing (from affiliates: $29,477, $27,323, $6,561 and $17,364)	94,801	85,691	21,034	56,777
Business solutions (from affiliates: $125,635, $122,347, $31,459 and $86,889)	177,292	173,434	46,586	118,482

Total revenues	341,684	321,122	82,409	215,020

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	158,860	155,377	41,839	113,246
Selling, general and administrative expenses	31,312	33,339	8,392	27,000
Depreciation and amortization	71,492	69,891	17,722	19,425

Total operating costs and expenses	261,664	258,607	67,953	159,671

Income from operations	80,020	62,515	14,456	55,349

Non-operating (expenses) income
Interest income	313	760	118	360
Interest expense	(54,331)	(50,957)	(13,436)	(70)
Earnings of equity method investments	564	833	—	2,270

Other (expenses) income:
Voluntary Retirement Program (“VRP”) expense	—	(14,529)	—	—
Other (expenses) income	(8,490)	(3,672)	(1,316)	2,276

Total other (expenses) income	(8,490)	(18,201)	(1,316)	2,276

Total non-operating (expenses) income	(61,944)	(67,565)	(14,634)	4,836

Income (loss) before income taxes	18,076	(5,050)	(178)	60,185
Income tax (benefit) expense	(87,746)	(33,054)	(180)	23,017

Net income from continuing operations	105,822	28,004	2	37,168
Net income from discontinued operations	—	—	—	117

Net income	105,822	28,004	2	37,285

Other comprehensive income (loss), net of income tax of $13, $13, $0 and $0
Unrealized loss on securities	—	—	—	(5)
Foreign currency translation adjustments	476	(1,176)	(142)	1,288

Total comprehensive income (loss)	$106,298	$26,828	$(140)	$38,568

The accompanying notes are an integral part of these audited financial statements.

EVERTEC Group, LLC Consolidated (Successor) and
EVERTEC Business Group Combined (Predecessor) Statements of Changes in Member’s (or Owner’s) Equity

(Dollar amounts in thousands)

	Member’s Units	Contributed Capital	Owner’s Equity	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Member’s (or Owner’s) Equity

Predecessor

Balance at December 31, 2009			$211,475			$211,475
Capital contribution from Popular, Inc.			5,565			5,565
Dividends declared			(55,700)			(55,700)
Distributions to an affiliate			(8,040)			(8,040)
Net income			37,285			37,285
Other comprehensive income			1,283			1,283

Balance at September 30, 2010			$191,868			$191,868

Successor
Issuance of member’s units	100	$360,331	$—	$—	$—	$360,331
Payment of acquisition costs on behalf of EVERTEC Intermediate Holdings, LLC		(34,848)				(34,848)
Net income				2		2
Other comprehensive loss					(142)	(142)

Balance at December 31, 2010	100	$325,483	$—	$2	$(142)	$325,343

Share-based compensation recognized		884				884
Net income				28,004		28,004
Other comprehensive loss, net of income tax of $13					(1,176)	(1,176)

Balance at December 31, 2011	100	$326,367	$—	$28,006	$(1,318)	$353,055

Share-based compensation recognized		1,204				1,204
Distribution to member (1)		(200,650)		(119,946)		(320,596)
Transfer of prepaid income taxes to member		(6,719)				(6,719)
Net income				105,822		105,822
Other comprehensive income, net of income tax of $13					476	476

Balance at December 31, 2012	100	$120,202	$—	$13,882	$(842)	$133,242

(1)	Includes an equitable adjustment to holders of outstanding stock options in consideration to dividends declared on December 18, 2012 amounting to approximately $3.6 million.

The accompanying notes are an integral part of these audited financial statements.

EVERTEC Group, LLC Consolidated (Successor) and
EVERTEC Business Group Combined (Predecessor) Statements of Cash Flows

(Dollar amounts in thousands)

	Successor			Predecessor
	Year ended December 31, 2012	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010
Cash flows from operating activities from continuing operations
Net income	$105,822	$28,004	$2	$37,285
Net income from discontinued operations	—	—	—	117

Net income from continuing operations	105,822	28,004	2	37,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,492	69,891	17,722	19,425
Amortization of debt issue costs and premium and accretion of discount	5,091	7,995	785	—
Provision for (recovery of) doubtful accounts and sundry losses	1,645	1,005	89	(666)
Deferred tax (benefit) expense	(93,402)	(25,910)	(1,380)	2,806
Share-based compensation	1,204	884	—	—
Realized loss on derivative	—	1,399	—	—
Unrealized (gain) loss of indemnification assets	(966)	292	153	—
Amortization of a contract liability	(703)	(7,440)	(1,984)	—
Loss on disposition of property and equipment and other intangibles	1,671	122	—	—
Gain on sale of equity method investment	—	—	—	(2,276)
Earnings of equity method investments	(564)	(833)	—	(2,270)
Dividend received from equity investments	1,630	1,467	—	68
Prepayment penalty related to debt refinancing	—	(3,387)	—	—
Premium on issuance of long-term debt	2,000	—	—	—
(Increase) decrease in assets:
Accounts receivable, net	(16,301)	3,704	(11,200)	(8,776)
Prepaid expenses and other assets	1,916	(7,409)	1,193	(3,613)
Other long-term assets	(3,567)	—	—	—
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	5,846	(1,977)	13,957	21,000
Income tax payable	(424)	944	(998)	1,427
Unearned income	266	584	(243)	(111)
Other long-term liabilities	—	—	—	(481)

Total adjustments	(23,166)	41,331	18,094	26,533

Net cash provided by operating activities from continuing operations	82,656	69,335	18,096	63,701

Cash flows from investing activities from continuing operations
Net decrease (increase) in restricted cash	349	812	(3,005)	581
Net decrease in short-term investments	—	—	559	9,431
Intangible assets acquired	(10,896)	(14,466)	(11,891)	(11,780)
Property and equipment acquired	(16,613)	(8,963)	(4,106)	(13,181)
Proceeds from sales of property and equipment	118	114	—	—
Acquisition of an equity method investment	—	(9,244)	—	—
Proceeds from sale of equity method investment	—	—	—	7,509
Contingent consideration paid	—	—	—	(1,000)
Partial payment for acquisition of equity investee	—	—	(17,120)	—
Acquisition of predecessor	—	—	(461,035)	—
Net repayments on short-term loans due from affiliate	—	—	—	24,225
Cash delivered from sale of subsidiary	—	—	—	368

Net cash (used in) provided by investing activities from continuing operations	(27,042)	(31,747)	(496,598)	16,153

Cash flows from financing activities from continuing operations
Proceeds from issuance of long-term debt	208,725	—	557,350	—
Debt issuance costs	(2,174)	—	(16,472)	(643)
Short-term borrowings	26,995	—	—	—
Repayment and repurchase of long-term debt	—	(38,590)	(888)	(1,413)
Repayment of other financing agreement	(225)	(674)	—	—
Net distributions to parent company	(317,465)	—	(34,848)	(8,040)
Dividends paid	—	—	—	(55,700)

Net cash (used in) provided by financing activities from continuing operations	(84,144)	(39,264)	505,142	(65,796)

Cash flows from discontinued operations
Net cash provided by discontinued operating activities	—	—	—	2,930
Net cash used in investing activities from discontinued operations	—	—	—	(452)

Net cash provided by discontinued operations	—	—	—	2,478

Net (decrease) increase in cash	(28,530)	(1,676)	26,640	16,536
Net increase in cash related to discontinued operations	—	—	—	132
Cash at beginning of the period from continuing operations	53,523	55,199	28,559	11,891

Cash at end of the period from continuing operations	$24,993	$53,523	$55,199	$28,559

Supplemental disclosure of cash flow information:
Cash paid for interest	$46,107	$43,860	$4,263	$70
Cash paid for income taxes	2,837	1,638	448	15,552

Supplemental disclosure of non-cash activities:
Transfer of prepaid income taxes to member	$6,719	$—	$—	$—
Net assets received from parent in the form of capital contribution	—	—	—	5,565
Software packages acquired through a financing agreement	—	—	—	1,813
Liability related to unvested portion of stock options as a result of equitable adjustment (Note 15)	3,151	—	—	—

The accompanying notes are an integral part of these audited financial statements.

Notes to Audited Consolidated (Successor) and Combined (Predecessor) Financial Statements

EVERTEC Group, LLC Notes to Consolidated (Successor) and
EVERTEC Business Group Combined (Predecessor) Financial Statements

Note 1—The Company and Summary of Significant Accounting Policies

The Company

EVERTEC Group, LLC (“EVERTEC Group”) (formerly known as EVERTEC, LLC and EVERTEC, Inc.) and its subsidiaries (collectively the “Company,” “EVERTEC,” “we,” “us,” or “our”) is the leading full-service transaction processing business in Latin America and the Caribbean. We are based in Puerto Rico and provide a broad range of merchant acquiring, payment processing and business process management services across 19 countries in the region. We are the largest merchant acquirer in the Caribbean and Central America and the sixth largest in Latin America on total number of transactions. We own and operate the ATH network, one of the leading automated teller machine (“ATM”) and personal identification number debit networks and financial services brands in Latin America. In addition, we provide a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions we serve. We serve a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with ‘mission critical’ technology solutions. EVERTEC Group’s subsidiaries include Sense Software International Corp. (“Sense”), EVERTEC Dominicana SAS., EVERTEC Latinoamérica, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Finance Corp. (“EVERTEC Finance”), Tarjetas Inteligentes Internacionales, S.A. and EVERTEC Guatemala, S.A. (f/k/a T.I.I. Smart Solutions, S.A.), among other indirect subsidiaries.

In November 2012, T.I.I. Smart Solutions, Inc., a British Virgin Islands corporation, and direct parent company of Tarjetas Inteligentes Internacionales, S.A. and TII Smart Solutions, S. A., was merged to EVERTEC Group. As a result of this merger, EVERTEC Group is now direct parent company of Tarjetas Inteligentes Internacionales, S.A. and owner of a 50% of TII Smart Solutions, S. A. Tarjetas Inteligentes Internacionales, S.A. is the owner of the additional 50% of TII Smart Solutions, S.A.

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

Prior to the merger transaction (the “Merger”) on September 30, 2010, through which EVERTEC Group became a wholly-owned subsidiary of Holdings with affiliates of Apollo and Popular, Inc. (“Popular”) owning approximately 51% and 49%, respectively, of the outstanding voting capital stock of Holdings, EVERTEC Group was 100% owned by Popular, the largest financial institution based in Puerto Rico, and operated substantially as an independent entity within Popular.

Basis of Presentation

The accompanying consolidated balance sheets as of December 31, 2012 and 2011 and statements of income and comprehensive income (loss), cash flows and changes in member’s equity for the years ended December 31, 2012 and 2011 and for the three months ended December 31, 2010, were prepared reflecting the purchase price accounting and other transaction adjustments resulting from the Merger, and are labeled as “Successor”. The accompanying combined statements of income and comprehensive income (loss), cash flows and changes in owner’s equity for the nine months ended September 30, 2010, do not include adjustments or transactions attributable to the Merger, and are labeled as “Predecessor”.

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

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

In the opinion of management, the accompanying consolidated and combined financial statements, prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), contain all adjustments, all of which are normal and recurring in nature, necessary for a fair presentation.

Certain prior period balances have been reclassified to conform to the current presentation format which did not have any impact on net income. Also, as a result of the Conversion, the owner of EVERTEC’s limited liability company membership units is referred to as the “member” and the equity presentations included as part of the audited consolidated financial statements and related notes are referred to as “member’s equity.” This presentation is used for periods on and after the Conversion and for periods prior to the Conversion.

A summary of the most significant accounting policies used in preparing the accompanying consolidated and combined financial statements is as follows:

Principles of Consolidation and Combination

The accompanying consolidated and combined financial statements include the accounts and operations of the Company and EVERTEC Business Group, respectively, which are presented in accordance with GAAP. The Company consolidates all entities that are controlled by ownership of a majority voting interest. All significant intercompany accounts and transactions are eliminated in the consolidated and combined financial statements.

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

Revenue recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition–Multiple-Element Arrangements” and Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company recognizes revenue when the following four criteria are met: (i) evidence of an agreement exists, (ii) delivery and acceptance has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collection of the selling price is reasonably assured.

For multiple deliverable arrangements, the Company evaluates each arrangement to determine if the elements or deliverables within the arrangement represent separate units of accounting pursuant to ASC 605-25. If the deliverables are determined to be separate units of accounting, revenues are recognized as units of accounting are delivered and the revenue recognition criteria are met. If the deliverables are not determined to be separate units of accounting, revenues for the delivered services are combined into one unit of accounting and recognized (i) over the life of the arrangement if all services are consistently delivered over such term, or if otherwise, (ii) at the time that all services and deliverables have been delivered. The selling price for each deliverable is based on vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or management best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. The Company establishes VSOE of selling price using the price charged when the same element is sold separately and bifurcate or allocate the arrangement consideration to each of the deliverables based on the relative selling price of each unit of accounting.

The Company has two main categories of revenues according to the type of transactions it enter into with its customers: (a) transaction-based fees and (b) fixed fees and time and material.

Transaction-based fees

The Company provides services that generate transaction-based fees. Typically transaction-based fees depend on factors such as number of accounts or transactions processed. These factors typically consist of a fee per transaction or item processed, a percentage of dollar volume processed or a fee per account on file, or some combination thereof. Revenues derived from transaction-based fee contracts are recognized when the underlying transactions are processed, which constitutes delivery of service.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Revenues from business contracts in the Merchant Acquiring segment are primarily comprised of discount fees charged to the merchants based on the sales amount of transactions processed. Revenues include a discount fee and membership fees charged to merchants and debit network fees as well as POS rental fees. Pursuant to the guidance from ASC 605-45-45, “Revenue Recognition–Principal Agent Considerations,” the Company records merchant acquiring revenues net of interchange and assessments charged by the credit and debit card network associations and recognize such revenues at the time of the sale (when a transaction is processed).

Payment processing revenues are comprised of revenues related to providing access to the ATH network and other card networks to financial institutions, and related services. Payment processing revenues also include revenues from card issuer processing services (such as credit and debit card processing, authorization and settlement, and fraud monitoring and control to debit or credit card issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and EBT (which principally consists of services to the Puerto Rico government for the delivery of government benefits to participants). Revenues in the Payment Processing segment are primarily comprised of fees per transaction processed or per account on file, or a combination of both, and are recognized at the time transactions are processed or on a monthly basis for accounts on file.

Transaction-based fee revenues within the Business Solutions segment consist of revenues from business process management solutions including core bank processing, business process outsourcing, item and cash processing, and fulfillment. Transaction-based fee revenues generated by the Company’s core bank processing services are derived from fees based on various factors such as the number of accounts on file (e.g., savings or checking accounts, loans, etc.), and the number of transactions processed or registered users (e.g., for online banking services). For services dependent on the number of transactions processed, revenues are recognized as the underlying transactions are processed. For services dependent on the number of users or accounts on file, revenues are recognized on a monthly basis based on the number of accounts on file each month. Item and cash processing revenues are based upon the number of items (e.g., checks) processed and revenues are recognized when the underlying item is processed. Fulfillment services include technical and operational resources for producing and distributing print documents such as statements, bills, checks and benefits summaries.

Fulfillment revenues are based upon the number of pages for printing services and the number of envelopes processed for mailing services. Revenues are recognized as services are delivered based on a fee per page printed or envelope mailed, as applicable.

Fixed fees and time and material

Also the Company provides services that generate a fixed fee per month or fees based on time and expenses incurred. These services are mostly provided in the Company’s Business Solutions segment. Revenues are generated from core bank solutions, network hosting and management and IT consulting services.

In core bank solutions, the Company mostly provides access to applications and services such as back-up or recovery, hosting and maintenance that enable a bank to operate the related hosted services accessing the Company’s IT infrastructure. These contracts generally contain multiple elements or deliverables which are evaluated by the Company and revenues are recognized according to the applicable guidance. Revenues are derived from fixed fees charged for the use of hosted services and are recognized on a monthly basis as delivered. Set-up fees are billed to the customer when the service is rendered; however, they are deferred and recognized as revenues over the term of the arrangement or the expected period of the customer relationship, whichever is longer, as set-up services rarely provide value to the customer on a stand-alone basis and are interrelated with the service to be provided under the contract.

In network hosting and management, the Company provides hosting services for network infrastructure at the Company’s facilities, automated monitoring services, maintenance of call centers, and interactive voice response solutions, among other related services. Revenues are primarily derived from monthly fees as services are delivered. Set-up fees are billed up-front to the customer when the set-up service is rendered; however, they are deferred and recognized as revenues over the term of the arrangement or the expected period of the customer relationship, whichever is longer, as set-up services rarely provide value to the customer on a stand-alone basis and are interrelated with the service to be provided under the contract. There are some arrangements under this line of service category that may contain undelivered elements. In such cases, the undelivered elements are evaluated and recognized when the services are delivered or at the time that all deliverables under the contract have been delivered.

IT consulting services primarily consist of time billings based upon the number of hours dedicated to each client. Revenues from time billings are recognized as services are delivered.

The Company also charges members of the ATH network an annual membership fee; however, these fees are deferred and recognized as revenues on a straight-line basis over the year and recorded in the Payment Processing segment. In addition, occasionally the Company acts as a reseller of hardware and software products and revenues from these resale transactions are recognized when such product is delivered and accepted by the client.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Service level arrangements

The Company’s service contracts may include service level arrangements (“SLA”) generally allowing the customer to receive a credit for part of the service fee when the Company has not provided the agreed level of services. The SLA performance obligation is committed on a monthly basis, thus SLA performance is monitored and assessed for compliance with arrangements on a monthly basis, including determination and accounting for its economic impact, if any.

Investment in Equity Investee

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investor of between 20 percent and 50 percent, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net income or losses as they occur. The Company’s share of investee earnings or losses is recorded, net of taxes, within earnings in equity method investment caption in the consolidated and combined statements of income and comprehensive income (loss). The Company’s consolidated revenues include fees for services provided to an investee accounted under the equity method. Additionally, the Company’s interest in the net asset of its equity method investee is reflected in the consolidated balance sheets. On the acquisition of the investment any difference between the cost of the investment and the amount of the underlying equity in net assets of an investee is required to be accounted as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the investor is unable to relate the difference to specific accounts of the investee, the difference should be considered to be goodwill.

The Company considers whether the fair values of its equity method investment have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the investee’s industry), then the Company would record a write-down to estimated fair value.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method and expensed over their estimated useful lives. Amortization of leasehold improvements is computed over the terms of the respective leases, including renewal options considered by management to be reasonably assured of being exercised, or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred.

Impairment on Long-lived Asset

Long-lived assets to be held and used, and long-lived assets to be disposed of, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Capitalization of Software

EVERTEC Group develops software that is used in providing processing services to customers. Capitalized software includes purchased software and internally-developed software and is recognized as software packages within the other intangible assets line item in the consolidated balance sheet. Capitalization of internally developed software occurs only after the preliminary project stage is complete and management’s estimation that the likehood of successful development and implementation reaches a provable level. Tasks that are generally capitalized are as follows: (a) system design of a chosen path including software configuration and software interfaces; (b) employee costs directly associated with the internal-use computer software project; (c) software development (coding) and software and system testing and verification; (d) system installation; and (e) enhancements that add function and are considered permanent. These tasks are capitalized and amortized using the straight line method over its estimated useful life, which range from three to five years and is included in depreciation and amortization in the consolidated and combined statements of income and comprehensive income (loss).

The Company capitalizes interest costs incurred in the development of software. The amount of interest capitalized is an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is based on a weighted average rate on the Company’s outstanding borrowing. For the years ended December 31, 2012 and 2011, interest cost capitalized amounted to approximately $0.4 million in both periods.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Software and Maintenance Contracts

Software and maintenance contracts are recorded at cost. Amortization of software and maintenance contracts is computed using the straight-line method and expensed over their estimated useful lives which range from one to five years and are recognized in cost of revenues in the consolidated statements of income and comprehensive income (loss).

Software and maintenance contracts are recognized as prepaid expenses and other assets or within other long-term assets depending on their remaining useful lives.

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

For the years ended December 31, 2012, 2011 and 2010, no impairment losses associated with goodwill were recognized.

Other identifiable intangible assets with a definitive useful life are amortized using the straight-line method. These intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. For the years ended December 31, 2012, 2011 and 2010, no impairment losses associated with other intangible assets subject to amortization were recognized.

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

Indemnification Assets

Indemnification assets represent the Company’s estimates of payments from Popular related to expected losses on services provided to certain common customers of the Company and Popular, and for certain incremental software and license costs expected to be incurred by the Company (see Note 20) during the five years following the Merger date. Indemnification assets are recorded at the fair value of the expected cash flows. The indemnification asset decreases by the payments received from Popular and is subsequently adjusted to reflect the asset at fair value. The fair value adjustments, if any, are included in current period earnings. As of December 31, 2012 and 2011, the Company’s indemnification related to the software amounted to $6.1 million and $7.1 million, respectively. The current portion of the indemnification assets is included within accounts receivable, net and the other long-term portion is included within other long-term assets in the accompanying consolidated balance sheets. During 2012, the agreement for reimbursement of expected costs with Popular expired. Therefore, no fair value was recorded as of December 31, 2012. As of December 31, 2011, the fair value of indemnification asset related to the reimbursements for services provided to the common customers amounted to $0.4 million. For the years ended December 31, 2012 and 2011 and for the three months ended December 31, 2010, the Company recorded a gain amounting to $1.0 million, a loss of $0.8 million and a gain of $0.3 million, respectively, related to the reimbursements for services provided to the common customers and a gain of $33,000, $0.5 million and a loss of $0.5 million, respectively, related to the software.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Derivatives

Derivatives are recognized on the balance sheet at fair value and are designated as either fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded net of taxes in accumulated other comprehensive loss and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts earnings. The ineffective portions of cash flow hedges are immediately recognized in current earnings. For free-standing derivative instruments, changes in fair values are reported in current period earnings. The Company did not have any derivatives outstanding as of December 31, 2012 and 2011.

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income (loss) in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax asset will not be realized.

All companies within EVERTEC are legal entities which file separate income tax returns. Notwithstanding, a proportionate share of Banco Popular’s income tax expense based upon reportable taxable income using the statutory tax rates in Puerto Rico related to the merchant acquiring business and Ticketpop business has been recorded in the EVERTEC Business Group’s combined financial statements that include the six months ended June 30, 2010 as required under the separate return method to allocate the intercorporate tax for a carve-out. That allocation is not included in EVERTEC’s income tax returns. No temporary differences that give rise to any deferred tax asset or liability resulted as part of this allocation.

Cash

Cash includes cash on hand and in banks.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange at the end of the period. Revenues, expenses, gains and losses are translated using weighted average rates for the period. The resulting foreign currency translation adjustment from operations for which the functional currency is other than the U.S. dollar is reported in accumulated other comprehensive loss, except for highly inflationary environments for which the effects are included in the statement of income and comprehensive income. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Share-based Compensation

On September 30, 2010, EVERTEC, Inc.’s board of directors adopted the Carib Holdings, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan”) to grant stock options, rights to purchase shares, restricted stock units and other stock-based rights to employees, directors, consultants and advisors of the Company. Awards granted by EVERTEC, Inc. to employees of EVERTEC Group are accounted in the EVERTEC’s financial statements in accordance with accounting standards codification (“ASC”) 718, Compensation-Stock Compensation, which establish that awards of the parent company that are granted to employees of its consolidated subsidiary are accounted for in the separate financial statements of the subsidiary. Accordingly, the subsidiary would recognize compensation cost for the parent company awards and the offsetting entry is considered a capital contribution from the parent company. Stock options and restricted stocks granted under the Equity Incentive Plan are expensed over the vesting period based on the fair value at the date the awards are granted, in accordance with applicable accounting guidance for stock based compensation. The Company estimates the fair value of stock-based awards, on a contemporaneous basis, at the date they are granted using the Black-Sholes-Merton option pricing model for Tranche A options (subject to service conditions) and the Monte Carlo simulation analysis for Tranche B and Tranche C options (subject to certain performance criteria) using the following assumptions: (1) stock price; (2) risk-free rate; (3) expected volatility; (4) expected annual dividend yield and (5) expected term. The risk-free rate is based on the U.S. Constant Maturities Treasury Interest Rate as of the grant date. The expected volatility is based on a combination of historical volatility and implied volatility from publicly traded companies in our industry. The expected annual dividend yield is based on management’s expectations of future dividends as of the grant date. The expected term is based on the vesting time of the options.

The fair value of the common stock underlying our awards is determined by EVERTEC, Inc.’s board of directors using an internal valuation. EVERTEC, Inc.’s board of directors intended all grants to be exercisable at a price per share be equal to the per share fair value of EVERTEC, Inc. common stock on the date of the grant. In the absence of a publicly trading market, we estimate the fair value of our common stock based on the financial performance of the Company measured using the adjusted EBITDA, calculated using the most recent quarterly information, and an acquisition multiple that Company believes is representative of the implied market value for the Company.

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

Note 2—Recent Accounting Pronouncements

ASU No. 2013-03-Financial Instruments (Topic 825). In February 2013, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2013-03 in order to clarify the scope and applicability of ASU No. 2011-04-Fair Value Measurement (Topic 820) to nonpublic entities. Contrary to the stated intent of ASU No. 2011-04 to exempt all nonpublic entities for a particular disclosure, that Update’s amendment to Topic 825 suggested that nonpublic entities that have total assets of $100 million or more or that have one or more derivative instruments would not qualify for the intended exemption.

The amendments clarify that the requirement to disclose “the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2 or 3)” does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position but for which fair value is disclosed. The amendments in this Update affect nonpublic entities that have total assets of $100 million or more or that have one or more derivative instruments. The amendment will be effective upon existence. Management does not expect any effect on the financial statements as a result of this Update.

ASU No. 2013-02-Comprehensive Income (Topic 220). In February 2013, the FASB issued ASU No. 2013-02 in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.

The amendments in this Update apply to all entities that issue financial statements that are presented in conformity with GAAP and that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods presented, including interim periods. Nonpublic entities are required to comply with all requirements of the amendments for annual reporting periods. Management does not expect any effect on the financial statements as a result of this Update.

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

As a result of the Merger consummated on September 30, 2010, goodwill of $372.6 million was recorded on the balance sheet. The total amount of goodwill acquired was not deductible for income tax purposes. As of December 31, 2012, goodwill amounted to $372.3 million. Changes in goodwill are driven by foreign currency translation adjustments. During the third quarter of 2011, retrospective adjustments were made to the estimated fair values of assets acquired and liabilities assumed associated with the Merger to reflect new information obtained during the measurement period, about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition date fair value measurements. The retrospective adjustments were mostly driven by refinements in the tax treatment of the indemnification assets and the unfavorable contract liability related to a contract with one of Popular’s clients.

The changes in the consolidated statements of income and comprehensive income (loss) as a result of the retrospective adjustments driven by refinements in the tax treatment assumptions of the indemnification assets and the unfavorable contract liability related to a contract with one of Popular’s clients resulted in an income tax benefit of $1.2 million for the three months ended December 31, 2010.

On December 31, 2011, we entered into a settlement agreement (“Settlement Agreement”) with Popular in order to settle any claims among the parties related to the Closing Statement or the Working Capital True-Up Amount. In accordance with the Settlement Agreement, we made a payment of $1.7 million to Popular which is included within the other (expenses) income caption in the accompanying consolidated statements of income and comprehensive income (loss).

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

(Dollar amounts in thousands)	Year ended December 31, 2010

Revenues	$299,374
Net loss	$(2,192)

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Note 4—Cash

At December 31, 2012 and 2011, the Company’s cash amounted to $25.0 million and $53.5 million, respectively, which is deposited in interest bearing deposit accounts within financial institutions. Cash deposited in an affiliate financial institution amounted to $11.3 million and $47.8 million as of December 31, 2012 and 2011, respectively.

Note 5—Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	December 31,
(Dollar amounts in thousands)	2012	2011

Trade	$61,585	$45,868
Due from affiliates, net	18,027	15,591
Other	44	346
Less: allowance for doubtful accounts	(984)	(875)

Accounts receivable, net	$78,672	$60,930

Note 6—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31,
(Dollar amounts in thousands)	2012	2011

Taxes other than income	$2,204	$2,543
Software licenses and maintenance contracts	7,751	5,967
Prepaid income taxes	257	9,732
Postage	754	709
Insurance	1,017	1,104
Deferred project costs	338	647
Other	684	824

Prepaid expenses and other assets	$13,005	$21,526

Note 7—Investment in Equity Investee

CONTADO is the largest merchant acquirer and ATM network in the Dominican Republic. The Company uses the equity method of accounting to account for its equity interest in CONTADO. The equity in CONTADO’s net income recognized in the combined statements of income and comprehensive income (loss) for the nine months ended September 30, 2010 was approximately $1.9 million. No dividends were received from CONTADO during the nine months ended September 30, 2010.

As a result of CONTADO’s 19.99% equity interest acquisition in 2011, the Company preliminarily calculated an excess cost of the investment in CONTADO over the amount of underlying equity in net assets of approximately $9.0 million, which was mainly attributed to customer relationships, trademark and goodwill intangibles. The Company’s excess basis allocated to amortizable assets is recognized on a straight-line basis over the lives of the appropriate intangibles. Amortization expense for the years ended December 31, 2012 and 2011 amounted to approximately $0.4 million and $0.3 million, respectively, was recorded as earnings of equity method investments in the consolidated statements of income and comprehensive income (loss). The Company recognized $0.6 million and $0.8 million as equity in CONTADO’s net income, net of amortization, in the consolidated statements of income and comprehensive income (loss) for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, the Company received $1.6 million and $1.5 million, respectively in dividends from CONTADO.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

CONTADO fiscal year ends December 31 and is reported in the consolidated statements of income and comprehensive income (loss) for the period subsequent to the acquisition date on a one month lag. No significant event occurred in these operations subsequent to November 30, 2012 that would have materially affected our reported results.

The following tables summarize the financial information of CONTADO:

	December 31,
(Dollar amounts in thousands)	2012	2011

Balance Sheet
Current assets	$28,278	$33,249
Noncurrent assets	24,945	26,888
Current liabilities	34,929	41,549
Noncurrent liabilities	3,720	20

	Years ended December 31,
(Dollar amounts in thousands)	2012	2011

Statement of Income
Total revenues	$40,567	$36,556
Income from operations	9,515	7,210
Net income	4,637	8,261

Note 8—Property and Equipment, Net

Property and equipment, net consisted of the following:

		December 31,
(Dollar amounts in thousands)	Useful life in years	2012	2011

Buildings	30	$2,096	$2,091
Data processing equipment	3 - 5	59,901	45,346
Furniture and equipment	3 - 20	6,183	5,912
Leasehold improvements	5 - 10	2,380	1,147

		70,560	54,496

Less - accumulated depreciation and amortization		(35,331)	(19,316)

Depreciable assets, net		35,229	35,180
Land		1,508	1,505

Property and equipment, net		$36,737	$36,685

Depreciation and amortization expense related to property and equipment was $16.4 million for the year ended December 31, 2012, $15.3 million for the year ended December 31, 2011, $4.1 million for the three months ended December 31, 2010 and $10.3 million for the nine months ended September 30, 2010.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Note 9—Goodwill

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 22):

(Dollar amounts in thousands)	Merchant acquiring	Payment processing	Business solutions	Total

Balance at December 31, 2010	$138,121	$187,294	$47,169	$372,584
Foreign currency translation adjustments	—	(824)	(48)	(872)

Balance at December 31, 2011	138,121	186,470	47,121	371,712
Foreign currency translation adjustments	—	558	37	595

Balance at December 31, 2012	$138,121	$187,028	$47,158	$372,307

Goodwill is tested for impairment at least annually. This year the Company used the “qualitative assessment” option or “step zero” process for this annual test. Using this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount.

During the third quarter of 2012, the Company conducted a qualitative assessment of each reporting unit’s fair value as of August 31, 2012. As a starting point, the Company considered the results for our 2011 impairment test, which indicated that the fair value of each reporting unit was in excess of 25% of its carrying amount. The Company also considered financial projections, current market conditions, and any changes in the carrying amount of the reporting units. Based on the results of this qualitative assessment, the Company believes the fair value of goodwill of each of the Company’s reporting units continue to exceed their respective carrying amounts and concluded that it was not necessary to conduct the two-step goodwill impairment test. No impairment losses for the period were recognized.

Note 10—Other Intangible Assets

The carrying amount of other intangibles for the years ended December 31, 2012 and 2011 consisted of the following:

(Dollar amounts in thousands)		December 31, 2012
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$313,726	$(50,769)	$262,957
Trademark	10 - 15	39,950	(7,794)	32,156
Software packages	3 - 5	110,478	(50,479)	59,999
Non-compete agreement	15	56,539	(8,481)	48,058

Total other intangible assets, net		$520,693	$(117,523)	$403,170

(Dollar amounts in thousands)		December 31, 2011
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$313,543	$(28,372)	$285,171
Trademark	10 - 15	39,950	(4,330)	35,620
Software packages	3 - 5	106,865	(30,569)	76,296
Non-compete agreement	15	56,539	(4,712)	51,827

Total other intangible assets, net		$516,897	$(67,983)	$448,914

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

The estimated amortization expenses of balances outstanding at December 31, 2012 for the next five years are as follows:

(Dollar amounts in thousands)
Year ended December 31,
2013	$54,153
2014	48,624
2015	43,336
2016	39,512
2017	32,198

Amortization expense related to intangibles was $55.1 million for the year ended December 31, 2012, $54.6 million for the year ended December 31, 2011, $13.6 million for the three months ended December 31, 2010 and $9.1 million for the nine months ended September 30, 2010. Amortization expense related to software costs was $25.4 million for the year ended December 31, 2012, $24.7 million for the year ended December 31, 2011, $6.0 million for the three months ended December 31, 2010 and $8.5 million for the nine months ended September 30, 2010.

Note 11—Other Long-Term Assets

As of December 31, 2012, other long-term assets included $17.0 million related to deferred debt-issuance costs, $3.9 million related to the long-term portion of certain indemnification asset (See note 20) and $3.6 million related to the long-term portion of certain software and maintenance contracts.

As of December 31, 2011, other long-term assets included $17.7 million of debt issuance costs and $5.2 million related to the long-term portion of certain indemnification asset (See note 20).

Note 12—Debt and Short-Term Borrowings

Net debt consists of the following:

	December 31,
(Dollar amounts in thousands)	2012	2011

Senior Secured Credit Facility due in September 2016 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus margin(1))	$484,414	$313,333
Senior Secured Revolving Credit Facility paying interest at a variable interest rate	14,000	—
Senior Notes due on October 1, 2018, paying interest semi-annually at a rate of 11% per annum	252,347	210,500
Other short-term borrowing	12,995	—

Total net debt	$763,756	$523,833

(1)	Subject to a minimum rate (“LIBOR floor”) of 1.50% at December 31, 2012 and 2011.

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

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

•

50% of the Company’s excess cash flows, which is defined in the Credit Agreement, with such percentage subject to reduction to 25% or 0% based on achievement of specified first lien secured leverage ratios; and

•	100% of the net cash proceeds received from issuances of certain debt incurred after the closing of the Merger.

If the senior secured leverage ratio at year end is equal to or greater than 2.50, a 50% prepayment of the excess cash flow generated must be made. If the senior secured leverage ratio is less than or equal to 2.50 and a greater than 2.00, a 25% prepayment of the excess cash flows is required. If the senior secured leverage ratio is less than or equal to 2.00 no prepayment are necessary.

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

The Company evaluated this amendment of the senior credit facility under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and determined that most of these syndicated borrowings were modified. Accordingly, $3.4 million of prepayment penalties for the modified debts was capitalized and accounted for as an adjustment to interest expense over the remaining term of the debt using the interest method, and $0.2 million of prepayment penalties for the extinguished debts that was recorded in the other (expenses) income caption in the consolidated statements of income and comprehensive income (loss). In addition, the Company wrote off $0.6 million of debt issuance costs and $0.5 million of a debt discount for the extinguished debts. The Company also expensed $2.1 million of third party fees incurred in connection with the amendment, which was recorded in the other (expenses) income caption in the consolidated statements of income and comprehensive income (loss).

On April 7, 2011, the Company repaid $1.7 million of its senior secured term loan using the cash received from Popular in connection with the acquisition of CONTADO as required under the terms of its senior secured credit facility. In addition, on May 4, 2011, the Company made a voluntary prepayment of $24.7 million on its senior secured term loan, with no prepayment penalty. As a result of this voluntary prepayment, the Company has no scheduled quarterly amortization payment obligation until the final lump-sum payment at the maturity date. However, from time to time the Company may make voluntary payments at its discretion.

On May 9, 2012, the Company entered into an amendment to the agreement governing its senior secured credit facilities to allow, among other things, a restricted dividend payment in an amount not to exceed $270.0 million and certain adjustments to the financial covenant therein. In addition, the Company borrowed an additional $170.0 million under a secured incremental term loan with the same terms as the original.

On August 14, 2012, the Company achieved a senior secured leverage ratio over 2.25 to 1.00 and as a result the applicable margins on the senior secured credit facility debt increased from 3.75% to 4.00% under the LIBOR option and from 2.75% to 3.00% under the ABR option.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

On August 14, 2012, the Company achieved a senior secured leverage ratio above 2.50 to 1.00 and as a result the applicable commitment fee for the revolving facility was increased from 0.375% to 0.75% as well as the applicable margins from 3.00% to 3.75% under the LIBOR option and from 2.00% to 2.75% under the ABR option.

As of December 31, 2012, the applicable interest rate for the senior secured term loan under the LIBOR option is 5.50%. This is composed of the applicable LIBOR margin of 4.00% plus the LIBOR floor of 1.50%.

The senior secured leverage ratio was 2.93 at December 31, 2012. As a result of this ratio being higher than 2.50%, the Company is required to make a mandatory repayment within the next three months of approximately $6.1 million.

At December 31, 2012, the aggregate principal amount of the senior secured facility amounted to $495.0 million.

At December 31, 2012, the outstanding balance and weighted average interest rate of the revolving credit facility amounted to $14.0 million and 6%, respectively. This amount was recognized as short-term borrowing in the consolidated balance sheets.

Senior Notes:

In connection with the Merger, on September 30, 2010, the Company issued $220.0 million in principal amount of the senior notes in a private placement, which are unsecured. Debt issuance costs to the senior notes are amortized to interest expense over the term of the notes using the effective interest method.

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

As part of the Company liquidity management plan, on November 18, 2011 the Company purchased in the open market $9.5 million aggregate principal amount of its Notes. The premium paid of $0.2 million and the deferred financing costs of $0.3 million were accounted for as interest expense. On the settlement date, the Notes were cancelled. As a result of this purchase, the Notes outstanding balance as of December 31, 2011 amounted to $210.5 million.

On May 4, 2012, EVERTEC Group and EVERTEC Finance obtained the requisite consents from holders of at least a majority of the aggregate principal amount of all outstanding Notes as of the record date April 27, 2012, pursuant to their previously announced consent solicitation to provide for additional dividend capacity. As a result, on May 7, 2012, the Company, EVERTEC Finance, certain subsidiaries of the Company and the Trustee executed Supplemental Indenture No. 3 to the indenture to provide the Company with additional dividend capacity of up to $270.0 million.

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

In connection with the issuance of the New Notes, the Company entered into a registration rights agreement with the initial purchasers which provided that an exchange offer of the New Notes for new registered notes be consummated no later than 366 calendar days after the original issue date of the New Notes. The exchange offer registration statement was declared effective on July 27, 2012 and the exchange offer was consummated on September 10, 2012.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

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

The senior secured credit facilities and the senior notes contain various restrictive covenants. The secured credit facilities require us to maintain on a quarterly basis a specified maximum senior secured leverage ratio. The senior secured leverage ratio as defined in our credit facility (total first lien senior secured debt minus available cash, up to a maximum of $50.0 million, as defined, to adjusted EBITDA) must be less than 3.85 to 1.0 at December 31, 2012. The applicable ratio will be adjusted as required by the credit agreement in subsequent periods. In addition, our senior secured credit facility, among other things, restrict our ability to incur indebtedness or liens, make investments, declare or pay any dividends to our parent and from prepaying indebtedness that is junior to such debt. The indenture governing the notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, issue certain preferred shares, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. As of December 31, 2012, the Company was in compliance with the applicable restrictive covenants under its debt agreements.

Other short-term borrowing:

In December 2012, the Company entered into a financing agreement in the ordinary course of business, to purchase certain software and related services in the amount of $13.0 million to be repaid in three payments over a term of 10 months.

Note 13—Financial Instruments and Fair Value Measurements

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

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

The following table summarizes fair value measurements by level at December 31, 2012 and 2011, for assets measured at fair value on a recurring basis:

	December 31, 2012				December 31, 2011
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$6,099	$6,099	$—	$—	$7,113	$7,113
Expected reimbursement	—	—	—	—	—	—	351	351

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

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts have termination dates up to September 2015 and were entered into in connection with the Merger. Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the quarters reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of December 31, 2012, therefore resulting in a net unrealized gain of approximately $1.0 million and an unrealized loss of $0.3 million for the years ended December 31, 2012 and 2011, respectively, which are reflected within the other (expenses) income caption in the consolidated statements of income and comprehensive income (loss). The current portion of the indemnification assets is included within accounts receivable, net and the other long-term portion is included within other long-term assets in the accompanying consolidated balance sheets. See Note 20 for additional information regarding the expense reimbursement agreements.

The unobservable inputs related to the Company’s indemnification assets as of December 31, 2012 using the discounted cash flow model include the discount rate of 7.86% and the projected cash flows of $6.1 million.

For indemnification assets a significant increase or decrease in market rates and cash flows could result in a significant impact to the fair value. Also, the credit rating and/or the non-performance credit risk of Popular, which is subjective in nature, also could increase or decrease the sensitivity of the fair value of these assets.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Indemnification assets
Software cost reimbursement	$6,099	$6,099	$7,113	$7,113
Expected reimbursements	—	—	351	351

Financial liabilities:
Senior secured term loan	$484,414	$497,498	$313,333	$317,979
Senior notes	252,347	275,550	210,500	213,921

The fair value of senior secured term loan and the senior notes at December 31, 2012 and 2011 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

The senior secured term loan and senior notes, which are not measured at fair value in the balance sheet, could be categorized as Level 3 in the fair value hierarchy.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

(Dollar amounts in thousands)	Indemnification Assets	Derivative Assets

Predecessor
Balance - January 1, 2010	$—	$—

Successor
Initial recognition	16,790	7,690
Payments received	(1,801)	(1,514)
Unrealized loss recognized in other (expenses) income	(153)	(1,216)

Balance - December 31, 2010	$14,836	$4,960

Payments received	(7,080)	—
Unrealized loss recognized in other (expenses) income	(292)	—
Net settlement of derivative	—	(3,561)
Realized loss on derivative	—	(1,399)

Balance - December 31, 2011	$7,464	$—

Payments received	(2,331)	—
Unrealized gain recognized in other (expenses) income	966	—

Balance - December 31, 2012	$6,099	$—

There were no transfers in or out of Level 3 during the years ended December 31, 2012 and 2011.

Note 14—Equity

As previously discussed in Note 1, on April 17, 2012, EVERTEC Group was converted from a Puerto Rico corporation to a Puerto Rico limited liability company. As a result of this Conversion, EVERTEC Group’s equity structure changed and Holdings became the sole member holding all of the outstanding (100) limited liability company membership units.

The senior secured credit facilities and the senior notes contain various covenants that limit the Company’s ability to pay dividends or make distributions. See Note 12.

On December 18, 2012, the Company paid a special cash distribution of approximately $50.3 million to our parent company, Holdings, primarily using cash on hand, and Holdings in turn paid a distribution to EVERTEC, Inc. EVERTEC, Inc. used the proceeds of such distribution to pay a dividend to its stockholders. The Company recorded the total amount of the cash distribution as a return of capital reducing contributed capital caption in the consolidated balance sheets.

On May 9, 2012, the Company used the net proceeds from the incremental term loan and the New Notes (as described Note 12), together with cash on hand, to pay a special cash distribution of $267.2 million to Holdings, which in turn paid a cash dividend to the stockholders of EVERTEC, Inc. The Company recorded the excess over accumulated earnings of the cash distribution amounting to $147.2 million as return of capital reducing the contributed capital caption in the consolidated balance sheets.

Note 15—Share-based Compensation

Equity Incentive Plan

After the Merger, the Equity Incentive Plan was established to grant stock options, rights to purchase shares, restricted stock, restricted stock units and other stock-based rights to employees, directors, consultants and advisors of the Company. EVERTEC, Inc. reserved 2,921,604 shares of its Class B non-voting common stock for issuance upon exercise and grants of stock options, restricted stock and other equity awards under the Stock Incentive Plan. The maximum option term is ten years from the date of grant. The initial grant of 2,624,570 options was made on February 11, 2011 to certain employees of EVERTEC Group. Plan participants have the right to

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

purchase shares of EVERTEC, Inc.’ Class B non-voting common stock in three tranches: Tranche A options vest in equal installments, Tranche B options vest at such time as the Investor Internal Rate of Return (“Investor IRR”) equals or exceeds 25% based on cash proceeds received by the Investor, and Tranche C options vest at such time as the investor rate of return equals or exceeds 30%. For purposes of these vesting provisions, the Investor’s IRR is the rate of return measured in cash and any securities received by the Investor as a return on its investment in the common stock of EVERTEC, Inc.

The following table summarizes the nonvested stock options activity for the years ended December 31, 2012 and 2011:

Nonvested stock options	Shares	Weighted-average exercise prices
Nonvested at December 31, 2010	—	$—
Granted(1)(2)	2,869,570	2.59
Vested(3)(4)	(163,287)	2.59
Forfeitures(2)	(175,296)	2.59

Nonvested at December 31, 2011(2)	2,530,987	$2.59
Granted	510,000	9.89
Vested(3)(4)	(139,041)	2.59
Forfeitures	(615,483)	2.59

Nonvested at December 31, 2012	2,286,463	$4.22

(1)	Includes 50,000 of stock options that were not granted under the Equity Incentive Plan, but are subject to certain terms of the Equity Incentive Plan.
(2)	Exercise price was retroactively adjusted to reflect the equitable adjustment of $7.41 per share as discussed below.
(3)

Amount of options exercisable as of December 31, 2012 and 2011, respectively. The weighted average remaining contractual term of these options is 7.85 years and 8.75 years as of December 31, 2012 and 2011, respectively.

(4)	At December 31, 2012 and 2011, the aggregate intrinsic value amounted to $1.6 million and $1.2 million, respectively.

In connection with the cash distribution declared on December 18, 2012, the board of directors of EVERTEC, Inc. approved an equitable adjustment to stock options previously granted as required by the Plan payable in form of a one-time cash bonus to holders of vested options for shares of common stock in the amount of $1.37 per share, which in the case of vested options was on December 21, 2012 and in the case of unvested options will be paid in the future as the options vest, subject to certain conditions. Accordingly, $2.8 million was recognized as other long-term liabilities related the accrual of the unvested portion of the stock options.

As a result of the distribution, on May 9, 2012, the board of directors of EVERTEC, Inc. approved an equitable adjustment to stock options previously granted as required by its Equity Incentive Plan in order to reduce the exercise price of the outstanding options granted under or subject to the terms of the Plan by $7.41 per share. This adjustment to the exercise price did not impact the compensation expense recognized by the Company for the year ended December 31, 2012 or the maximum unrecognized cost.

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718. The fair value of the stock options granted during 2011 and 2012 was estimated using the Black-Scholes-Merton (“BSM”) option pricing model for Tranche A options granted under the Equity Incentive Plan and the Monte Carlo simulation analysis for Tranche B and Tranche C options, with the following assumptions:

	Years ended December 31,
	2012	2011
	Stock options granted under the Stock Incentive Plan	Stock options granted under the Stock Incentive Plan	Stock options not granted under the Stock Incentive Plan
Stock Price(1)	$10.37 per share	$2.59 per share	$2.59 per share
Risk-free rate	0.59%	2.14%	2.06%
Expected volatility	31.12%	35.00%	35.00%
Expected annual dividend yield	0.00%	0.00%	0.00%
Expected term	3.87 years	4.60 years	4.49 years

(1)

As discussed above, on May 9, 2012 an equitable adjustment to stock options was approved with caused a reduction of $7.41 per share of the exercise price of the outstanding options. Accordingly, the stock price presented above reflects this equitable adjustment for both periods as applicable.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

The risk-free rate is based on the U.S. Constant Maturities Treasury Interest Rate as of the grant date. The expected volatility is based on a combination of historical volatility and implied volatility from publicly trade companies in our industry. The expected annual dividend yield is based on management’s expectations of future dividends as of the grant date. The expected term is based on the vesting time of the options.

The following table summarizes the nonvested restricted shares activity for the years ended December 31, 2012 and 2011:

Nonvested restricted shares	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2010	—	$—
Granted	80,000	10.00
Vested(1)	(16,942)	10.00

Nonvested at December 31, 2011	63,058	$10.00
Granted	14,646	17.07
Vested(1)	(43,064)	10.00

Nonvested at December 31, 2012	34,640	$12.99

(1)	At December 31, 2012 and 2011, the aggregate intrinsic value amounted to $0.2 million and $0.1 million, respectively.

Share-based compensation recognized was as follows:

	Year ended December 31,
(Dollar amounts in thousands)	2012	2011
Share-based compensation recognized, net
Stock options, net of income tax expense of $62 and $214	$595	$714
Restricted shares, net of income tax expense of $47 and $51	609	170

The maximum unrecognized cost for stock options was $6.7 million as of December 31, 2012, which includes $1.8 million, $2.5 million and $2.4 million related to Tranche A, Tranche B and C options, respectively. The Company did not recognize share-based compensation expense related to Tranche B and C options as vesting was not considered probable. The cost is expected to be recognized over a weighted average period of 3.11 years.

The maximum unrecognized compensation cost for restricted stock was $0.3 million as of December 31, 2012. The cost is expected to be recognized over a weighted average period of 0.38 years.

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

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

For the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended September 30, 2010, EVERTEC did not recognize any stock options expense.

Incentive Plan

The Incentive Plan permitted the granting of incentive awards in the form of annual incentive awards, long-term performance unit awards, stock options, stock appreciation rights, restricted stock, restricted units or performance shares.

For the years ended December 31, 2012 and 2011 and the three months ended December 31, 2010, EVERTEC did not recognize any compensation expense related to the Incentive Plan. For the nine months ended September 30, 2010, EVERTEC recognized $0.2 million of compensation expense related to the accelerated vesting of restricted stock, with a tax benefit of approximately $69,000. The fair value of the restricted stock vested as of September 30, 2010 was $0.3 million at grant date and $0.1 million at vesting date. The fair value difference between the grant date and vesting date triggered a shortfall of $0.2 million in 2010 that was recorded as an additional income tax expense since EVERTEC did not have any surplus due to windfalls.

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

For the nine months ended September 30, 2010, EVERTEC recognized $0.2 million of compensation expense related to the accelerated vesting of performance shares with a tax benefit of approximately $79,000. The fair value of the performance shares vested as of September 30, 2010 was $0.2 million and $52,000 at grant date and at vesting date, respectively. The fair value difference between the grant date and vesting date triggered a shortfall of $0.1 million in 2010 that was recorded as an additional income tax expense since EVERTEC did not have any surplus due to windfalls.

Note 16—Employee Benefit Plan

After the completion of the Merger, the EVERTEC, Inc. Puerto Rico Savings and Investment plan was established (“the EVERTEC Savings Plan”), a defined contribution savings plan qualified under section 1165(e) of the Puerto Rico Internal Revenue Code. Investments in the plan are participant directed, and employer matching contributions are determined based on specific provisions of the EVERTEC Savings Plan. Employees are fully vested in the employer’s contributions after five years of service. For the year ended December 31, 2012 and 2011, the costs incurred under the plan amounted to approximately $0.6 million for both periods. No costs were incurred under the new plan for the three month period ended December 31, 2010.

Note 17—Total Other (Expenses) Income

For the year ended December 31, 2012, other (expenses) income primarily comprised of $8.8 million associated with the issuance of additional debt and $2.2 million of personnel separation charges, partially offset by $1.3 related to a gain in foreign exchange transactions of Latin America operations.

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

For the years ended December 31, 2012 and 2011 and three months ended December 31, 2010, other (expenses) income also includes a gain of $1.0 million, a loss of $0.3 million and a loss of $1.4 million, respectively, related to the fair value adjustment of certain indemnification assets, software reimbursements and derivative assets only in 2011 (see Note 13).

For the nine months ended September 30, 2010, other (expenses) income includes a pre-tax gain of $2.3 million recognized by EVERTEC in the sale of its 19.99% ownership in Inmediata Health Group, Corp.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Note 18—Income Tax

On April 17, 2012, as explained in Note 1, the Company was converted from a Puerto Rico corporation into a Puerto Rico limited liability company in order to take advantage of recent changes to the PR Code that allow limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes. The Company, Holdings and EVERTEC, Inc. entered into a Tax Payment Agreement pursuant to which the Company is obligated to make certain payments to Holdings or EVERTEC, Inc. for taxable periods or portions thereof occurring on or after April 17, 2012 (the “Effective Date”).

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

As a result of the Conversion, EVERTEC Group’s taxable income from its Puerto Rico operations flows through to its direct parent company. Accordingly, differences between financial statements carrying amounts and tax bases of assets and liabilities are not temporary differences because there are no future tax consequences to EVERTEC. As a result of this transaction, prepaid income taxes of $6.7 million were transferred to parent company and a deferred tax liability of $22.5 million was eliminated as of the date of the Conversion.

The components of income tax (benefit) expense consisted of the following:

	Successor			Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010

Continuing operations
Current tax provision (benefit)	$5,656	$(7,144)	$1,200	$20,211
Deferred tax (benefit) expense	(93,402)	(25,910)	(1,380)	2,806

Income tax (benefit) expense from continuing operations	$(87,746)	$(33,054)	$(180)	$23,017

Discontinued operations
Current tax provision	$—	$—	$—	$840
Deferred tax benefit	—	—	—	(23)

Income tax expense from discontinued operations	$—	$—	$—	$817

For the year ended December 31, 2011, the Company recognized a reduction in its deferred tax liability of $27.6 million as a result of the approval in January 2011 of the new Puerto Rico Internal Revenue Code, which provides for a reduction in the statutory tax rates from 39% to 30%.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

The Company conducts operations in Puerto Rico and certain countries throughout the Caribbean and Latin America. As a result, the income tax (benefit) expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the segregation of income tax (benefit) expense based on location of operations:

	Successor			Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010

Continuing operations
Current tax provision (benefit)
Puerto Rico	$3,407	$(9,521)	$98	$19,316
United States	622	385	399	640
Foreign countries	1,627	1,992	703	255

Total current tax provision (benefit) from continuing operations	$5,656	$(7,144)	$1,200	$20,211

Deferred tax (benefit) expense
Puerto Rico	$(92,656)	$(25,306)	$(1,220)	$2,806
United States	(38)	—	—	—
Foreign countries	(708)	(604)	(160)	—

Total deferred tax (benefit) expense from continuing operations	$(93,402)	$(25,910)	$(1,380)	$2,806

Discontinued operations
Current tax provision
Foreign countries	$—	$—	$—	$840

Deferred tax benefit
Foreign countries	—	—	—	(23)

Total income tax expense from discontinued operations	$—	$—	$—	$817

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

On October 19, 2012, EVERTEC Group was granted with an additional tax exemption under the Tax Incentive Act No. 73 of 2008. Under this grant, EVERTEC Group will benefit from a preferential income tax rate on industrial development income, as well as from tax exemptions with respect to its municipal and property tax obligations for certain activities derived from its data processing operations in Puerto Rico. The grant has a term of 15 years effective as of January 1, 2012 with respect to income tax obligations and January 1, 2013 with respect to municipal and property tax obligations. As a result of this grant, during the fourth quarter of 2012, the Company recognized a reduction in this deferred tax liability of $68.4 million.

The grant establishes a base taxable income amount with respect to EVERTEC Group’s industrial development income, which amount will continue to be subject to the ordinary income tax rate under existing law. Applicable taxable income in excess of the established base taxable income amount will be subject to a preferential rate of 4%. The base taxable income amount will be ratably reduced to zero by the fourth taxable year at which point all of EVERTEC Group’s applicable industrial development income will be taxed at the preferential rate of 4% for the remaining period of the grant. The grant also establishes a 90% exemption on certain real and property taxes and a 60% exemption on municipal taxes, in each case imposed on EVERTEC Group. In addition, distributions to stockholders by EVERTEC, Inc. of the industrial development income will not be subject to Puerto Rico tollgate taxes.

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

On October 11, 2011, the Puerto Rico Government approved a grant under Tax Incentive Law No. 73 of 2008, retroactively to December 1, 2009. Under this grant, activities derived from consulting and data processing services provided outside Puerto Rico are subject to a preferred rate that declines gradually from 7% to 4% by December 1, 2013. After this date, the rate remains at 4% until its

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

expiration in November 1, 2024. For the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended September 30, 2010, income subject to the exemption amounted to $1.5 million, $4.9 million, $1.3 million and $3.9 million, respectively.

In addition, EVERTEC has a base tax rate of 7% on income derived from certain development and installation service in excess of a determined income for a 10-year period from January 1, 2008. For the year ended December 31, 2012, the income subject to this exemption amounted to $0.2 million. No income was subject to the exemption for years prior to 2012 since the income covered by the decree did not exceed the determined base income amount.

On November 15, 2010, the Governor of Puerto Rico signed into Law the Internal Revenue Code for a New Puerto Rico (“Act 171”), which provides for a 7% tax credit applicable to the fully taxable operations of EVERTEC for the year ended December 31, 2010, resulting in the Company claiming a credit of $0.2 million for said year.

The following table presents the components of the Company’s deferred tax assets and liabilities:

	December 31,
(Dollar amounts in thousands)	2012	2011

Deferred tax assets
Allowance for doubtful accounts	$143	$540
Unfavorable contract liability	—	211
Other temporary assets	57	909

Total gross deferred tax assets	200	1,660

Deferred tax liabilities (“DTL”)
Deferred compensation	$—	$2,915
Difference between the assigned values and the tax basis of assets and liabilities recognized in purchase	7,563	90,766
Debt issue cost	—	8,513
Other temporary liabilities	58	218

Total gross deferred tax liabilities	7,621	102,412

Deferred tax liability, net	$(7,421)	$(100,752)

As of December 31, 2012, the Company has reported $8.3 million of unremitted earnings for foreign subsidiaries in the consolidated statement of income and comprehensive income (loss). The Company had not recognized a deferred tax liability on undistributed earnings for our foreign subsidiaries, because these earnings are intended to be permanently reinvested. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and factual circumstances in effect at the time of any such distributions, therefore, we believe it is not practicable at this time to reliably determine the amount of unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted in the next twelve months and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

EVERTEC was subject to income tax withholding on payments received for services rendered in Venezuela. These tax withholdings were generally creditable against the Puerto Rico income tax, subject to certain limitations. The business in Venezuela was discontinued on September 30, 2010. For the nine months ended September 30, 2010, total creditable withholdings amounted to approximately $1.2 million.

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

The Company recognizes in its financial statements the benefits of tax return positions if it is more likely than not to be sustained on audit based on its technical merits. On a quarterly basis, EVERTEC evaluates its tax positions and revises its estimates accordingly. The Company records accrued interest, if any, to unrecognized tax benefits in income tax expense, while the penalties, if any, reported

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

in operating costs and expenses. For the years ended December 31, 2012 and 2011, the Company accrued approximately $25,000 and $0.3 million for potential payment of interest based on an average 10% interest rate, respectively. As of December 31, 2010, the Company had not accrued any amount for potential payment of penalties and interest. At December 31, 2012 and 2011, EVERTEC had a liability for unrecognized tax benefits of $0.8 million and $1.5 million, respectively, which, if recognized in the future, would impact EVERTEC’s effective tax rate.

The reconciliation of unrecognized tax benefits, including accrued interest, was as follows:

(Dollar amounts in thousands)

Balance as of December 31, 2010	$1,222
Accrued estimated interest	281

Balance as of December 31, 2011	1,503
Foreign currency translation adjustment	7
Reversal of tax uncertainties reserve	(707)
Accrued estimated interest	25

Balance as of December 31, 2012	$828

The income tax (benefit) expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Successor			Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010

Computed income tax at statutory rates	$5,423	$(1,515)	$(73)	$24,646
Benefit of net tax-exempt interest income	(13)	(23)	(52)	(79)
Benefit of net tax-exempt dividend income	—	(620)	—	—
Non taxable loss on settlement of derivative asset	—	420	—	—
Tax expense (benefit) due to a change in estimate	320	(2,416)	1,174	—
Adjustment to DTL due to changes in enacted tax rate and tax grant	(68,423)	(27,629)	—	—
Differences in tax rates due to multiple jurisdictions	358	285	206	1,002
Effect of income subject to capital gain tax rate	—	—	—	(574)
Effect of income subject to tax-exemption grant	(536)	(1,737)	(455)	(2,479)
Derecognition of deferred tax liability due to the Conversion	(22,500)	—	—	—
Income tax benefit pass-through to parent company	(1,931)	—	—	—
Fair value adjustment of indemnification assets	340	(288)	—	—
Reversal of tax uncertainties reserve	(707)	—	—	—
Tax expense CONTADO dividend	—	81	—	—
Tax uncertainties reserve	—	250	—	—
Credit pursuant to Act 171	—	—	(1,122)	—
Other	(77)	138	142	501

Income tax (benefit) expense	$(87,746)	$(33,054)	$(180)	$23,017

As of December 31, 2012, the statute of limitations for all tax years prior to 2007 expired for the Company in Puerto Rico, subsequent years are subject to review by the Puerto Rico Treasury Department. For the subsidiaries in Costa Rica the statute of limitations for all tax years prior to 2009 expired and subsequent years are subject to review by their government authorities.

Note 19—Discontinued Operations

The results of operations of the Venezuela business, which was a part of the Company in the Predecessor period, are reported as a discontinued operation in the consolidated and combined financial statements, as the Venezuela business was not acquired in the Merger.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Prior to the closing of the Merger, the Venezuela business was transferred to Popular and the Company entered into a transition services agreement with Popular, pursuant to which the Company will provide certain services to the Venezuela business for a transition period following the consummation of the Merger.

The results of discontinued operations for the nine months ended September 30, 2010 consisted of the following:

Predecessor
(Dollar amounts in thousands)	Nine months ended September 30, 2010

Revenues	$8,726
Operating costs and expenses	7,815

Income from operations	911
Non-operating income	23

Income before income taxes	934
Income tax expense	817

Net income from discontinued operations	$117

Note 20—Related Party Transactions

The following table presents the Company’s transactions with related parties for each of the period presented below:

	Successor			Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010

Total revenues(1)(2)	$155,112	$149,670	$38,020	$104,253

Selling, general and administrative expenses
Administrative overhead and other allocated expenses	$—	$—	$—	$2,217
Corporate expense charged by Popular	—	—	—	5,263

Total allocated and corporate expense charged by Popular(3)	$—	$—	$—	$7,480

Rent and other fees(4)	$11,319	$11,841	$2,634	$7,342

Interest earned from and charged by affiliate
Interest income	$222	$627	$94	$51

Interest expense(5)	$7,476	$8,440	$2,193	$10

Other expenses(6)	$—	$1,700	$—	$—

(1)

As discussed below, all services to Popular, its subsidiaries and affiliates are governed by the Master Services Agreement (“MSA”) under which EVERTEC has a contract to provide such services for at least 15 years on an exclusive basis for the duration of the agreement on commercial terms consistent with historical pricing practices among the parties. Total revenues from Popular represent 44%, 46%, 48% and 48% of total revenues for each of the periods presented above.

(2)	Includes revenues generated from investee accounted for under the equity method (CONTADO) of $3.7 million and $2.5 million for the years ended December 31, 2012 and 2011, respectively.
(3)

Expenses allocated to the Company by Popular, included accounting, finance, legal, marketing, information systems and human resources. These costs were allocated based on a percentage of revenues (and not based on actual costs incurred). These charges were included in the combined statements of income and comprehensive income (loss).

(4)

Includes management fees paid to equity sponsors amounting to $3.7 million for the year ended December 31, 2012, $3.2 million for the year ended December 31, 2011 and $0.2 million for the three months ended December 31, 2010.

(5)

Interest expense for the years ended December 31, 2012 and 2011 and the three months ended December 31, 2010 is related to interest accrued related to our senior secured term loan and senior notes held by Popular.

(6)

On December 31, 2011, we entered into a (“Settlement Agreement”) with Popular in order to settle any claims among the parties related to the Closing Statement or the Working Capital True-Up Amount. In accordance with the Settlement Agreement, we made a payment of $1.7 million to Popular.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

At December 31, 2012 and 2011, EVERTEC had the following balances arising from transactions with related parties:

	December 31,
(Dollar amounts in thousands)	2012	2011

Cash and restricted cash deposits in affiliated bank	$16,283	$52,613

Indemnification assets from Popular reimbursement(1)
Accounts receivable	$2,157	$2,553

Other long-term assets	$3,942	$5,212

Liability related to contract with Popular(2)
Accounts payable	$—	$703

Other due to/from affiliates
Accounts receivable	$19,587	$16,375

Accounts payable	$6,564	$3,036

Long-term debt	$90,186	$90,186

(1)

Recorded in connection with (a) reimbursement from Popular regarding services the Company provides to certain customers of Popular at preferential prices and (b) reimbursement from Popular regarding certain software license fees. For the years ended December 31, 2012 and 2011, the Company received $6.1 million and $7.1 million, respectively, related to these reimbursements.

(2)	Represents contract liability to provide certain services to a customer of Popular that expired on February 2012.

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

The Company was entitled to receive reimbursements from Popular regarding services the Company provides to certain customers of Popular at a preferential price for a period of approximately 17 months from the closing date of the Merger. As of the Merger date, the Company recorded $5.6 million as an expected reimbursement asset from Popular at fair value related to this subsidy. The Company also recorded an unfavorable contract liability at fair value of $10.1 million related to the contract with one of Popular’s client. During 2012, the service terms related to those clients expired which caused the elimination of related asset and liability from the consolidated balance sheets. Gains and losses related to the reimbursement asset are included within the other (expenses) income caption in the accompanying consolidated statements of income and comprehensive income (loss). See Note 13.

In addition, the Company is entitled to receive reimbursements from Popular regarding certain software license fees if such amounts exceed certain amounts for a period of five years from the closing date of the Merger. As a result of this agreement, the Company recorded approximately $11.2 million as a software reimbursement asset at fair value as of the Merger date. At December 31, 2012 and 2011, the current portion of said asset of $2.2 million for both periods is included within the accounts receivable, net caption and the long-term portion of $3.9 million and $5.2 million, respectively, is included in the other long-term assets caption in the accompanying consolidated balance sheets. Gains and losses related to the asset are included within the other (expenses) income caption in the accompanying consolidated statements of income and comprehensive income (loss). See Note 13.

From time to time, EVERTEC Group obtains performance bonds from insurance companies covering the obligations of EVERTEC Group under certain contracts. Under the Merger Agreement, Popular is required to, subject to certain exceptions, cause the then outstanding performance bonds to remain outstanding or replace such bonds as needed for five years from the closing date of the Merger. EVERTEC Group entered into a reimbursement agreement with Popular to mirror Popular’s obligations. As a result, EVERTEC Group is required to reimburse Popular for payment of premiums and related charges and indemnification of Popular for certain losses, in case EVERTEC Group fails to perform or otherwise satisfy its obligations covered by such performance bonds.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

As of December 31, 2012, EVERTEC CR has a credit facility with Popular for $2.9 million, under which a letter of credit of a similar amount was issued. EVERTEC Group entered into a reimbursement agreement with Popular to mirror Popular’s obligations. As a result, EVERTEC Group is required to indemnify Popular for losses, in case EVERTEC Group fails to honor these letters of credit.

Note 21—Commitments and Contingencies

The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on such operating leases at December 31, 2012 are as follows:

(Dollar amounts in thousands)	Unrelated parties	Related party	Minimum future rentals

2013	$806	$3,858	$4,664
2014	636	3,973	4,609
2015	484	1,001	1,485
2016	314	—	314
2017 and thereafter	118	—	118

	$2,358	$8,832	$11,190

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation. Total deferred rent obligation as of December 31, 2012 and 2011 amounted to $0.3 million and $0.5 million, respectively, and is included within the accounts receivable, net caption in the accompanying consolidated balance sheets.

Rent expense of office facilities and real estate for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended September 30, 2010 amounted to $7.8 million, $7.9 million, $2.3 million and $6.6 million, respectively. Also, rent expense for telecommunications and other equipment for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended September 30, 2010 amounted to $7.1 million, $7.7 million, $2.2 million and $5.6 million, respectively.

In the ordinary course of business, the Company may enter in commercial commitments. As of December 31, 2012, we have an outstanding a letter of credit of $0.7 million with a maturity of less than three months.

EVERTEC is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations or financial condition of the Company. The Company has identified certain claims in which a loss may be incurred, but in the aggregate the loss would be minimal. For other claims, where the proceedings are in an initial phase, the Company is unable to estimate the range of possible loss for such legal proceedings. However, the Company at this time believes that any loss related to these latter claims will not be material.

Note 22—Segment Information

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

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

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

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant acquiring, net	Payment processing	Business solutions	Other		Total

Successor
Year ended December 31, 2012
Revenues	$69,591	$116,019	$177,292	$(21,218	)(1)	$341,684
Income from operations	33,836	53,682	39,845	(47,343	)(2)	80,020

Year ended December 31, 2011
Revenues	61,997	105,184	173,434	(19,493	)(1)	321,122
Income from operations	30,258	45,031	36,690	(49,464	)(2)	62,515

Three months ended December 31, 2010
Revenues	14,789	26,680	46,586	(5,646	)(1)	82,409
Income from operations	5,959	12,088	9,561	(13,152	)(2)	14,456

Predecessor
Nine months ended September 30, 2010
Revenues	$39,761	$69,391	$118,482	$(12,614	)(1)	$215,020
Income from operations	17,647	28,086	18,337	(8,721	)(2)	55,349

(1)	Represents the elimination of intersegment revenues for services provided by the payment processing segment to the merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)

For the Successor periods primarily represents certain incremental depreciation and amortization expenses generated as a result of the Merger non-recurring compensation and benefits expenses and professional fees. For the Predecessor period primarily represents the elimination of miscellaneous intersegment revenues for services provided by the Payment Processing segment.

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

The reconciliation of income from operations to consolidated and combined net income is as follows:

	Successor			Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010
Segment income from operations
Merchant acquiring	$33,836	$30,258	$5,959	$17,647
Payment processing	53,682	45,031	12,088	28,086
Business solutions	39,845	36,690	9,561	18,337

Total segment income from operations	127,363	111,979	27,608	64,070
Merger related depreciation and amortization and other unallocated expenses(1)	(47,343)	(49,464)	(13,152)	(8,721)

Income from operations	$80,020	$62,515	$14,456	$55,349

Interest (expense) income	(54,018)	(50,197)	(13,318)	290
Earnings of equity method investments	564	833	—	2,270
Other (expenses) income	(8,490)	(18,201)	(1,316)	2,276
Income tax benefit (expense)	87,746	33,054	180	(23,017)

Net income from continuing operations	$105,822	$28,004	$2	$37,168

(1)

For the Successor periods primarily represents certain incremental depreciation and amortization expenses generated as a result of the Merger non-recurring compensation and benefits expenses and professional fees. For the Predecessor period primarily represents the elimination of miscellaneous intersegment revenues for services provided by the Payment Processing segment.

The geographic segment information below is classified based on the geographic location of the Company’s subsidiaries:

	Successor			Predecessor
(Dollar amounts in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Three months ended December 31, 2010	Nine months ended September 30, 2010

Revenues (1)
Puerto Rico	$294,479	$281,392	$73,269	$189,127
Caribbean	16,280	13,051	2,629	9,507
Latin America	30,925	26,679	6,511	16,386

Total revenues	$341,684	$321,122	$82,409	$215,020

(1)	Revenues are based on subsidiaries’ country of domicile.

Major customers

For the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended September 30, 2010, the Company had one major customer which accounted for approximately $151.4 million or 44%, $147.1 million or 46%, $38.0 million or 48% and $104.3 million or 48%, respectively, of total revenues. See Note 20.

Our next largest customer, the Government of Puerto Rico, consolidating all individual agencies and public corporations, represented 9% of our total revenues for the year ended December 31, 2012, 11% for the year ended December 31, 2011, 11% for the three months ended December 31, 2010 and 10% for the nine months ended September 30, 2010.

Note 23—Guarantor of the Notes and Non-Guarantor Consolidated and Combined Financial Information

The Company issued senior notes on September 30, 2010 in a principal amount of $220.0 million and on May 7, 2012 in a principal amount of $40.0 million, all of which were co-issued by the Company’s 100% owned subsidiary, EVERTEC Finance, and guaranteed by the Company’s other 100% owned subsidiaries (see Note 12). The following financial information presents the balance sheets as of

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

December 31, 2012 and 2011, the statements of income and comprehensive income (loss), and the statements of cash flows for the years ended December 31, 2012 and 2011, for the three months ended December 31, 2010, and for the nine months ended September 30, 2010 of (i) EVERTEC (Parent); (ii) the subsidiaries that are guarantors of the senior notes; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by EVERTEC (“Parent”) and all guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of Parent to obtain funds from any of the guarantor subsidiaries by dividends or loan.

	Consolidated Balance Sheet as of December 31, 2012
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)
Assets
Current Assets:
Cash	$3,019	$19,360	$2,614	$—	$24,993
Restricted cash	4,939	—	—	—	4,939
Accounts receivable, net	56,103	1,236	21,333	—	78,672
Prepaid expenses and other assets	12,181	650	284	(110)	13,005

Total current assets	76,242	21,246	24,231	(110)	121,609
Investment in equity investee	11,080	—	—	—	11,080
Investment in subsidiaries at equity	123,558	—	—	(123,558)	—
Property and equipment, net	30,849	803	5,085	—	36,737
Goodwill	298,806	42,047	31,454	—	372,307
Other intangible assets, net	377,443	14,653	11,074	—	403,170
Other long-term assets	24,478	—	—	—	24,478

Total assets	$942,456	$78,749	$71,844	$(123,668)	$969,381

Liabilities and member’s equity
Current Liabilities:
Accrued liabilities	$31,771	$797	$677	$—	$33,245
Accounts payable	9,968	890	13,624	—	24,482
Unearned income	647	519	—	—	1,166
Income tax payable	—	1,900	1,059	—	2,959
Current portion of long-term debt	6,052	—	—	—	6,052
Short-term borrowings	26,995	—	—	—	26,995
Deferred tax liability, net	—	303	329	—	632

Total current liabilities	75,433	4,409	15,689	—	95,531
Long-term debt	730,709	—	—	—	730,709
Long-term deferred tax liability, net	—	3,761	3,066	—	6,827
Other long-term liabilities	3,072	—	—	—	3,072

Total liabilities	809,214	8,170	18,755	—	836,139

Member’s equity
Member’s units	—	52	998	(1,050)	—
Contributed capital	120,202	64,723	50,851	(115,574)	120,202
Accumulated earnings	13,882	6,318	1,357	(7,675)	13,882
Accumulated other comprehensive loss	(842)	(514)	(117)	631	(842)

Total member’s equity	133,242	70,579	53,089	(123,668)	133,242

Total liabilities and member’s equity	$942,456	$78,749	$71,844	$(123,668)	$969,381

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Consolidated Balance Sheet as of December 31, 2011
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)
Assets
Current Assets:
Cash	$36,868	$11,179	$5,476	$—	$53,523
Restricted cash	5,288	—	—	—	5,288
Accounts receivable, net	41,435	7,097	12,398	—	60,930
Prepaid expenses and other assets	20,642	530	504	(150)	21,526

Total current assets	104,233	18,806	18,378	(150)	141,267
Investment in equity investee	12,267	—	—	—	12,267
Investment in subsidiaries at equity	123,117	—	—	(123,117)	—
Property and equipment, net	30,823	719	5,143	—	36,685
Goodwill	296,980	43,389	31,343	—	371,712
Other intangible assets, net	419,835	17,104	11,975	—	448,914
Other long-term assets	22,894	—	—	—	22,894

Total assets	$1,010,149	$80,018	$66,839	$(123,267)	$1,033,739

Liabilities and member’s equity
Current Liabilities:
Accrued liabilities	$28,473	$573	$535	$—	$29,581
Accounts payable	11,192	838	9,756	—	21,786
Unearned income	504	404	—	(8)	900
Income tax payable	—	2,424	959	—	3,383
Deferred tax liability, net	8,835	295	246	(55)	9,321

Total current liabilities	49,004	4,534	11,496	(63)	64,971
Long-term debt	523,833	—	—	—	523,833
Long-term deferred tax liability, net	83,808	4,204	3,419	—	91,431
Other long-term liabilities	449	—	—	—	449

Total liabilities	657,094	8,738	14,915	(63)	680,684

Member’s equity
Member’s units	—	55	998	(1,053)	—
Contributed capital	326,367	69,358	50,851	(120,209)	326,367
Accumulated earnings	28,006	2,827	357	(3,184)	28,006
Accumulated other comprehensive loss	(1,318)	(960)	(282)	1,242	(1,318)

Total member’s equity	353,055	71,280	51,924	(123,204)	353,055

Total liabilities and member’s equity	$1,010,149	$80,018	$66,839	$(123,267)	$1,033,739

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Consolidated Statement of Income and Comprehensive Income (Successor) for the year ended December 31, 2012
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)

Revenues
Merchant acquiring, net	$69,591	$—	$—	$—	$69,591
Payment processing	68,406	11,671	14,856	(132)	94,801
Business solutions	170,301	7,647	261	(917)	177,292

Total revenues	308,298	19,318	15,117	(1,049)	341,684

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	137,862	12,194	9,881	(1,077)	158,860
Selling, general and administrative expenses	28,647	1,706	2,708	(1,749)	31,312
Depreciation and amortization	67,691	1,574	2,227	—	71,492

Total operating costs and expenses	234,200	15,474	14,816	(2,826)	261,664

Income from operations	74,098	3,844	301	1,777	80,020

Non-operating (expenses) income
Interest income	219	274	41	(221)	313
Interest expense	(54,552)	—	—	221	(54,331)
Earnings of equity method investment	5,293	—	—	(4,729)	564
Other (expenses) income	(8,018)	77	1,196	(1,745)	(8,490)

Total non-operating (expenses) income	(57,058)	351	1,237	(6,474)	(61,944)

Income before income taxes	17,040	4,195	1,538	(4,697)	18,076
Income tax (benefit) expense	(88,782)	443	538	55	(87,746)

Net income	105,822	3,752	1,000	(4,752)	105,822
Other comprehensive (loss) income, net of income tax of $13, $0, $0, $0 and $13
Foreign currency translation adjustments	476	446	165	(611)	476

Total comprehensive income	$106,298	$4,198	$1,165	$(5,363)	$106,298

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Consolidated Statement of Income and Comprehensive Income (Successor) for the year ended December 31, 2011
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)

Revenues
Merchant acquiring, net	$61,997	$—	$—	$—	$61,997
Payment processing	62,758	9,528	13,433	(28)	85,691
Business solutions	168,053	5,428	235	(282)	173,434

Total revenues	292,808	14,956	13,668	(310)	321,122

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	136,829	9,530	9,257	(239)	155,377
Selling, general and administrative expenses	30,887	1,278	2,039	(865)	33,339
Depreciation and amortization	65,791	1,805	2,295	—	69,891

Total operating costs and expenses	233,507	12,613	13,591	(1,104)	258,607

Income from operations	59,301	2,343	77	794	62,515

Non-operating (expenses) income
Interest income	622	96	42	—	760
Interest expense	(50,957)	—	—	—	(50,957)
Earnings of equity method investment	3,344	—	—	(2,511)	833
Other (expenses) income	(18,438)	677	428	(868)	(18,201)

Total non-operating (expenses) income	(65,429)	773	470	(3,379)	(67,565)

(Loss) income before income taxes	(6,128)	3,116	547	(2,585)	(5,050)
Income tax (benefit) expense	(34,132)	926	180	(28)	(33,054)

Net income	28,004	2,190	367	(2,557)	28,004
Other comprehensive (loss) income, net of income tax of $13, $0, $0, $0 and $13
Foreign currency translation adjustments	(1,176)	(905)	(195)	1,100	(1,176)

Total comprehensive income	$26,828	$1,285	$172	$(1,457)	$26,828

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Consolidated Statement of Income (Loss) and Comprehensive (Loss) Income (Successor) for the three months ended December 31, 2010
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)

Revenues
Merchant acquiring, net	$14,789	$—	$—	$—	$14,789
Payment processing	15,388	2,207	3,439	—	21,034
Business solutions	45,459	1,065	75	(13)	46,586

Total revenues	75,636	3,272	3,514	(13)	82,409

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	37,384	2,045	2,416	(6)	41,839
Selling, general and administrative expenses	8,671	(680)	401	—	8,392
Depreciation and amortization	16,525	570	627	—	17,722

Total operating costs and expenses	62,580	1,935	3,444	(6)	67,953

Income from operations	13,056	1,337	70	(7)	14,456

Non-operating (expenses) income
Interest income	101	6	11	—	118
Interest expense	(13,436)	—	—	—	(13,436)
Earnings of equity method investment	949	—	—	(949)	—
Other expenses	(1,316)	—	—	—	(1,316)

Total non-operating (expenses) income	(13,702)	6	11	(949)	(14,634)

(Loss) income before income taxes	(646)	1,343	81	(956)	(178)
Income tax (benefit) expense	(648)	381	90	(3)	(180)

Net income (loss)	2	962	(9)	(953)	2
Other comprehensive (loss) income
Foreign currency translation adjustments	(142)	(55)	(87)	142	(142)

Total comprehensive (loss) income	$(140)	$907	$(96)	$(811)	$(140)

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Combined Statement of Income (Loss) and Comprehensive Income (Loss) (Predecessor) for the nine months ended September 30, 2010
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Combined)

Revenues
Merchant acquiring, net	$39,761	$—	$—	$—	$39,761
Payment processing	43,549	5,567	8,962	(1,301)	56,777
Business solutions	113,897	4,459	192	(66)	118,482

Total revenues	197,207	10,026	9,154	(1,367)	215,020

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	99,615	6,681	6,956	(6)	113,246
Selling, general and administrative expenses	24,264	1,457	1,279	—	27,000
Depreciation and amortization	17,679	706	1,040	—	19,425

Total operating costs and expenses	141,558	8,844	9,275	(6)	159,671

Income (expense) from operations	55,649	1,182	(121)	(1,361)	55,349

Non-operating income
Interest income	205	82	73	—	360
Interest expense	(52)	(12)	(6)	—	(70)
(Losses) earnings of equity method investments	(2,066)	—	852	3,484	2,270
Other income	2,276	—	—	—	2,276

Total non-operating income	363	70	919	3,484	4,836

Income before income taxes	56,012	1,252	798	2,123	60,185
Income tax expense (benefit)	22,695	347	(1)	(24)	23,017

Net income from continuing operations	33,317	905	799	2,147	37,168
Net income (loss) from discontinued operations	2,098	—	(1,981)	—	117

Net income (loss)	35,415	905	(1,182)	2,147	37,285
Other comprehensive income (loss)
Unrealized loss on securities	(5)	—	—	—	(5)
Foreign currency translation adjustments	(368)	843	445	368	1,288

Total comprehensive income (loss)	$35,042	$1,748	$(737)	$2,515	$38,568

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Condensed Consolidated Statement of Cash Flows (Successor) for the year ended December 31, 2012
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)

Cash flows from operating activities	$75,709	$8,586	$(1,639)	$—	$82,656

Cash flows from investing activities
Net decrease in restricted cash	349	—	—	—	349
Cash transferred as part of legal reorganization of subsidiaries	19	(19)	—	—	—
Intangible assets acquired	(10,631)	(37)	(228)	—	(10,896)
Property and equipment acquired	(15,269)	(349)	(995)	—	(16,613)
Proceeds from sales of property and equipment	118	—	—	—	118

Net cash used in investing activities	(25,414)	(405)	(1,223)	—	(27,042)

Cash flows from financing activities
Proceeds from issuance of long-term debt	208,725	—	—	—	208,725
Debt issuance costs	(2,174)	—	—	—	(2,174)
Short-term borrowings	26,995	—	—	—	26,995
Repayment of other financing agreement	(225)	—	—	—	(225)
Net distributions to parent company	(317,465)	—	—	—	(317,465)

Net cash used in financing activities	(84,144)	—	—	—	(84,144)

Net (decrease) increase in cash	(33,849)	8,181	(2,862)	—	(28,530)
Cash at beginning of the period	36,868	11,179	5,476	—	53,523

Cash at end of the period	$3,019	$19,360	$2,614	$—	$24,993

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Condensed Consolidated Statement of Cash Flows (Successor) for the year ended December 31, 2011
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)

Cash flows from operating activities	$61,521	$5,836	$1,978	$—	$69,335

Cash flows from investing activities
Net decrease in restricted cash	812	—	—	—	812
Intangible assets acquired	(14,363)	(33)	(70)	—	(14,466)
Property and equipment acquired	(8,219)	(371)	(373)	—	(8,963)
Proceeds from sales of property and equipment	74	8	32	—	114
Acquisition of an equity method investment	(9,244)	—	—	—	(9,244)

Net cash used in investing activities	(30,940)	(396)	(411)	—	(31,747)

Cash flows from financing activities
Repayment and repurchase of long-term debt	(38,590)	—	—	—	(38,590)
Repayment of other financing agreement	(674)	—	—	—	(674)

Net cash used in financing activities	(39,264)	—	—	—	(39,264)

Net (decrease) increase in cash	(8,683)	5,440	1,567	—	(1,676)
Cash at beginning of the period	45,551	5,739	3,909	—	55,199

Cash at end of the period	$36,868	$11,179	$5,476	$—	$53,523

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Condensed Consolidated Statement of Cash Flows (Successor) for the three months ended December 31, 2010
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Consolidated)

Cash flows from operating activities	$14,964	$1,958	$1,174	$—	$18,096

Cash flows from investing activities
Net increase in restricted cash	(3,005)	—	—	—	(3,005)
Net decrease in short-term investments	—	559	—	—	559
Intangible assets acquired	(11,674)	(116)	(101)	—	(11,891)
Property and equipment acquired	(3,934)	(56)	(116)	—	(4,106)
Partial payment for acquisition of equity investee	(17,120)	—	—	—	(17,120)
Acquisition of predecessor	(458,728)	(2,307)	—	—	(461,035)

Net cash used in investing activities	(494,461)	(1,920)	(217)	—	(496,598)

Cash flows from financing activities
Proceeds from issuance of long-term debt	557,350	—	—	—	557,350
Debt issuance costs	(16,472)	—	—	—	(16,472)
Repayment of long-term debt	(888)	—	—	—	(888)
Net distributions to parent company	(34,848)	—	—	—	(34,848)

Net cash provided by financing activities	505,142	—	—	—	505,142

Net increase in cash	25,645	38	957	—	26,640
Cash at beginning of the period	19,906	5,701	2,952	—	28,559

Cash at end of the period	$45,551	$5,739	$3,909	$—	$55,199

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

	Condensed Combined Statement of Cash Flows (Predecessor) for the nine months ended September 30, 2010
(Dollar amounts in thousands)	EVERTEC (Parent Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	EVERTEC (Combined)

Cash flows from operating activities from continuing operations	$63,771	$(2,214)	$1,931	$213	$63,701

Cash flows from investing activities from continuing operations
Net decrease in restricted cash	581	—	—	—	581
Net decrease in short-term investments	—	8,631	1,013	(213)	9,431
Intangible assets acquired	(11,195)	(12)	(573)	—	(11,780)
Property and equipment acquired	(11,674)	(174)	(1,333)	—	(13,181)
Proceeds from sales of equity method investment	7,509	—	—	—	7,509
Contingent consideration paid	(1,000)	—	—	—	(1,000)
Net repayment on short-term loans due from affiliate	24,225	—	—	—	24,225
Cash delivered for sale of subsidiary	—	—	368	—	368

Net cash provided by (used in) investing activities from continuing operations	8,446	8,445	(525)	(213)	16,153

Cash flows from financing activities from continuing operations
Debt issuance costs	(643)	—	—	—	(643)
Repayment of long-term debt	(1,413)	—	—	—	(1,413)
Net distributions to parent company	(7,972)	—	(68)	—	(8,040)
Dividends paid	(48,200)	(7,500)	—	—	(55,700)

Net cash used in financing activities from continuing operations	(58,228)	(7,500)	(68)	—	(65,796)

Cash flows from discontinued operations
Net cash provided by (used in) discontinued operations	2,610	—	(132)	—	2,478

Net cash provided by (used in) discontinued operations	2,610	—	(132)	—	2,478

Net increase (decrease) in cash	16,599	(1,269)	1,206	—	16,536
Less: Net decrease in cash related to discontinued operations	—	—	132	—	132
Cash at beginning of the period from continuing operations	3,307	6,970	1,614	—	11,891

Cash at end of the period from continuing operations	$19,906	$5,701	$2,952	$—	$28,559

EVERTEC Group, LLC Notes to Consolidated (Successor) and

EVERTEC Business Group Combined (Predecessor) Financial Statements

Note 24—Subsequent Events

The Company evaluated subsequent events through the date that these audited financial statements were issued. There were no additional subsequent events requiring disclosure, other than the disclosure below.

Sense. On January 1, 2013, Sense Software International Corp. and EVERTEC Group entered into a Plan of Liquidation and Dissolution (the “Plan”). As a result of this Plan, Sense’s assets and liabilities were transferred to EVERTEC Group.